Form 10-K
period 1993-12-31
PENNSYLVANIA POWER CO
filed 1994-03-25
CIK 77278

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                                           OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [NO FEE REQUIRED]
For the transition period from                   to
                               ------------------  --------------------
                     Commission File Number 1-3491
                            PENNSYLVANIA POWER COMPANY
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         PENNSYLVANIA                                     25-0718810
(STATE OR OTHER JURISDICTION OF                       (I.R.S.  EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
    1 EAST WASHINGTON STREET
P.O. BOX 891, NEW CASTLE, PENNSYLVANIA                      16103
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (412) 652-5531
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                     ON WHICH REGISTERED
            -------------------                    ---------------------
  4.24% Preferred Stock, $100 par value Philadelphia Stock Exchange, Inc. 4.25% Preferred Stock, $100 par value Philadelphia Stock Exchange, Inc. 4.64% Preferred Stock, $100 par value Philadelphia Stock Exchange, Inc. 7.64% Preferred Stock, $100 par value Philadelphia Stock Exchange, Inc. 8.00% Preferred Stock, $100 par value Philadelphia Stock Exchange, Inc.


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
               ---
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                           Yes  X            No
                               ---              ---
State the aggregate market value of the voting stock held by non-affiliates of the registrant: None
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: $30 par value - 6,290,000 shares outstanding at March 23, 1994.

Documents incorporated by reference     PART OF FORM 10-K INTO WHICH
   (to extent indicated herein)           DOCUMENT IS INCORPORATED
- -----------------------------------     ----------------------------
1993 Annual Report to Stockholders               Part II
       (Pages 1-4 and 6-19)

                                  TABLE OF CONTENTS
                                                                           Page
                                                                           ----
Part I
 Item  1. Business                                                           1
  The Company                                                                1
  Central Area Power Coordination Group                                      1
   Arrangements Among the CAPCO Companies                                    1
   Reliance on the CAPCO Companies                                           1
   Perry Unit 2                                                              2
  Financing and Construction                                                 2
   Future Financing                                                          2
   Coverage Requirements                                                     3
  Utility Regulation                                                         4
  Nuclear Regulation                                                         4
  Nuclear Insurance                                                          5
  Environmental Matters                                                      6
   Air Regulation                                                            6
   Water Regulation                                                          7
   Waste Disposal                                                            7
   Summary                                                                   8
  Fuel Supply                                                                8
   Nuclear Fuel                                                              9
  Capacity and Reserves                                                      9
  Regional Reliability                                                      10
  Competition                                                               10
  Employees                                                                 10
 Item  2. Properties                                                        10
 Item  3. Legal Proceedings                                                 11
 Item  4. Submission of Matters to a Vote of Security Holders               12

Part II
 Item  5. Market for Registrant's Common Equity and Related Stockholder
            Matters                                                         12
 Item  6. Selected Financial Data                                           12
 Item  7. Management's Discussion and Analysis of FinancialCondition and
            Results of Operations                                           12
 Item  8. Financial Statements and Supplementary Data                       12
 Item  9. Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              12

Part III
 Item 10. Directors and Executive Officers of the Registrant                13
 Item 11. Executive Compensation                                            15
           Summary Executive Compensation Table                             15
           Long-Term Incentive Plan Table                                   16
           Supplemental Executive Retirement Plan                           16
           Pension Plan                                                     17
           Additional Information Regarding Compensation                    17
           Compensation of Directors                                        17
 Item 12. Security Ownership of Certain Beneficial Owners and Management    18
 Item 13. Certain Relationships and Related Transactions                    18

Part IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   19

                                 PART I

ITEM 1. BUSINESS

The Company

       Pennsylvania Power Company (Company) was organized under the laws of the Commonwealth of Pennsylvania in 1930 and owns property and does business as an electric public utility in that state. The Company is authorized to do business and owns property in the State of Ohio. It is a wholly owned subsidiary of Ohio Edison Company (Edison), an Ohio corporation which does business as an electric public utility in Ohio. The Company and Edison are referred to herein collectively as Companies.

       The Company furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. The Company also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by the Company has a population of approximately 360,000.

Central Area Power Coordination Group (CAPCO)

       In September 1967, the CAPCO companies, consisting of the Company, Edison, The Cleveland Electric Illuminating Company (CEI), Duquesne Light Company (Duquesne) and The Toledo Edison Company (Toledo), announced a program for joint development of power generation and transmission facilities. Included in the program are Unit 7 at the W. H. Sammis Plant, Units 1, 2 and 3 at the Bruce Mansfield Plant, Unit 1 at the Beaver Valley Power Station and Unit 1 at the Perry Nuclear Power Plant, each now in service. Perry Unit 2, a CAPCO nuclear generating unit whose construction had been previously suspended, has been abandoned by the CAPCO companies (see "Perry Unit 2").

     Arrangements Among the CAPCO Companies

       The present CAPCO Basic Operating Agreement provides, among other things, for coordinated maintenance responsibilities among the CAPCO companies, a limited and qualified mutual backup arrangement in the event of outage of CAPCO units and certain capacity and energy transactions among the CAPCO companies.

       The agreements among the CAPCO companies generally treat the Companies as a single system as between them and the other three CAPCO companies, but, in agreements between the CAPCO companies and others, all five companies are treated as separate entities. Subject to any rights that might arise among the CAPCO companies as such, each member company, severally and not jointly, is obligated to pay the cost of constructing and operating only its proportionate share of the facilities and the cost of required fuel. The CAPCO companies have agreed that any modification of their arrangements or of their agreed-upon programs requires their unanimous consent. Should any member become unable to continue to pay its share of the costs associated with a CAPCO facility, each of the other CAPCO companies could be adversely affected in varying degrees because it may become necessary for the remaining members to assume such costs for the account of the defaulting member.

     Reliance on the CAPCO Companies

       Under the agreements governing the construction and operation of CAPCO generating units, the responsibility is assigned to a specific CAPCO company. CEI has such responsibilities for Perry Unit 1 and Duquesne is responsible for Beaver Valley Unit 1. The Companies monitor activities in connection with these units but must rely to a significant degree on the operating company for necessary information. The Companies in their oversight role as a practical matter cannot be privy to every detail; it is the operating company that must directly supervise activities and then exercise its reporting responsibilities to the co-owners. The Companies critically review the information given to them by the operating company, but they cannot be absolutely certain that things that they would have considered significant have been reported or that they would always have reached exactly the same conclusion about matters that are reported. In addition, the time that is necessarily part of the compiling and analyzing process creates a lag between the occurrence of events and the time the Companies become aware of their significance. The Company has similar responsibilities to the other CAPCO companies with respect to Bruce Mansfield Units 1, 2 and 3 and Edison has those responsibilities with respect to W. H. Sammis Unit 7.

     Perry Unit 2

       In December 1993, the Company announced that it will not participate in further construction of Perry Unit 2 and has abandoned Perry Unit 2 as a possible electric generating plant. The Company expects its Perry Unit 2 investment to be recoverable from its Pennsylvania Public Utility Commission (PPUC) jurisdictional customers based on Section 520 of the Pennsylvania Public Utility Code. Due to the anticipated delay in commencement of recovery and taking into account the expected PPUC and Federal Energy Regulatory Commission (FERC) rate treatment, the Company recognized an impairment to its Perry Unit 2 investment of $24,458,000 in 1993, reducing net income by $14,165,000.

Financing and Construction

       The Company accesses the capital markets from time to time to provide funds for its construction program and to refinance existing securities.

     Future Financing

       The Company's total construction costs, excluding nuclear fuel, amounted to approximately $34,000,000 in 1993. Such costs included expenditures for the betterment of existing facilities and for the construction of transmission lines, distribution lines, substations and other additions. For the years 1994-1998, such construction costs are estimated to be approximately $140,000,000, of which approximately $27,000,000 is applicable to 1994. See "Environmental Matters" below with regard to possible environment-related expenditures not included in the estimate for 1994-1998.

       During the 1994-1998 period, maturities of, and sinking fund requirements for, long-term debt (excluding nuclear fuel) and preferred stock will require the expenditure by the Company of approximately $58,000,000, of which approximately $2,000,000 is applicable to 1994. All or a major portion of maturing debt is expected to be refunded at or prior to maturity.

       The Company leases its nuclear fuel requirements from OES Fuel, Incorporated (a wholly owned subsidiary of Edison). Investments for additional nuclear fuel during the 1994-1998 period are estimated to be approximately $38,000,000, of which approximately $9,000,000 applies to 1994. During the same periods, the Company's nuclear fuel investments are expected to be reduced by approximately $44,000,000 and $10,000,000, respectively, as the nuclear fuel is consumed. The Company recovers the cost of nuclear fuel consumed through its electric rates.

       Based on its present plans, the Company may provide for its cash requirements in 1994 from: funds to be received from operations; available cash and temporary cash investments (approximately $13,000,000 as of December 31, 1993); funds available under short-term bank credit arrangements presently aggregating $35,000,000; and the ability to borrow up to $50,000,000 from Edison, if available, under a system funds pool agreement. Additionally, the Company has $37,000,000 of unused bank facilities which may be borrowed for up to several days at the banks' discretion.

       The Company currently expects that, for the period 1994-1998, external financings may be necessary to provide a portion of its cash requirements. The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Company to comply with coverage requirements in order to issue first mortgage bonds and preferred stock. The Company will continue to monitor financial market conditions and, where appropriate, may take advantage of opportunities to refund outstanding high-cost debt and preferred stock to the extent that its financial resources permit.

       Except as otherwise indicated, the foregoing statements with respect to construction expenditures are based on estimates made in February 1994 and are subject to change based upon the progress of and changes required in the construction program, including periodic reviews of costs, changing customer requirements for electric energy, the level of earnings and resulting changes in applicable coverage requirements, conditions in capital markets, changes in regulatory requirements and other relevant factors.

     Coverage Requirements

       The coverage requirements contained in the first mortgage indenture under which the Company issues first mortgage bonds provide that, except for certain refunding purposes, the Company may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indenture, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. The Company's articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness outstanding immediately thereafter plus the annual dividend requirements on all preferred stock which will be outstanding at that time.

       With respect to the issuance of first mortgage bonds, other requirements also apply and are more restrictive than the earnings test at the present time. The Company is currently able to issue $96,000,000 principal amount of first mortgage bonds, with up to $15,000,000 of such amount issuable against property additions; the remainder could be issued against previously retired bonds. The Company could issue approximately $50,000,000 of additional preferred stock before the end of the first quarter of 1994. For the remainder of 1994, however, the earnings coverage test contained in the Company's charter precludes the issuance of additional preferred stock due to the inclusion of the charge for the Perry Unit 2 impairment in the earnings test. Additional preferred stock capability is expected to be restored in January 1995. If the Company were to issue additional debt at or prior to the time it issued preferred stock, the amount of preferred stock which would be issuable would be reduced.

       To the extent that coverage requirements or market conditions restrict the Company's ability to issue desired amounts of first mortgage bonds or preferred stock, the Company may seek other methods of financing. Such financings could include the sale of common stock to Edison, or of such other types of securities as might be authorized by the PPUC which would not otherwise be sold and could result in annual interest charges and/or dividend requirements in excess of those that would otherwise be incurred. In addition, the Company might, to the extent possible, reduce its expenditures for construction and other purposes.

Utility Regulation

       The Company is subject to broad regulation as to rates and other matters by the PPUC. With respect to its wholesale and interstate electric operations and rates, the Company is subject to regulation, including regulation of its accounting policies and practices, by the FERC.

       The Energy Policy Act of 1992 (1992 Act) amends portions of the Public Utility Holding Company Act of 1935, providing independent power producers and other nonregulated generating facilities easier entry into the electric generation markets. The 1992 Act also amends portions of the Federal Power Act, authorizing the FERC, under certain circumstances, to mandate access to utility-owned transmission facilities. The Company is currently unable to predict the ultimate effects on its operations resulting from this legislation.

       The Company sells power to its wholesale customers under agreements which were accepted by the FERC in 1984. The agreements provide that the Company's wholesale customers will be charged the applicable prevailing retail electric rates, and will remain full requirements customers through August 1994 as to three of these customers and through August 1995 as to the other two customers. Negotiations are currently underway to extend these agreements.

       The Company uses a "levelized" energy cost rate (ECR) for the recovery of fuel and net purchased power costs which are not otherwise recovered through base rates from its customers. The ECR, which includes adjustment for any over or under collection from customers, is recalculated each year.

Nuclear Regulation

       The construction and operation of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear Regulatory Commission (NRC) including the issuance by it of construction permits and operating licenses. The NRC's procedures with respect to application for construction permits and operating licenses afford opportunities for interested parties to request public hearings on health, safety, environmental and antitrust issues. In this connection, the NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards with resulting delay and added costs. The possibility also exists for modification, denial or revocation of licenses or permits. Full power operating licenses were issued for Beaver Valley Unit 1 and Perry Unit 1 on July 1, 1976 and November 13, 1986, respectively.


       The construction permit and operating license issued by the NRC applicable to Perry Unit 1 is conditioned to require, among other things:
(i) maintenance, emergency, economy and wholesale power and reserve sharing to be made available to, (ii) interconnections to be made with, and (iii) wheeling to be provided for, electric generating and/or distribution systems (or municipalities or cooperatives with the right to engage in such functions) if such entities so request and to permit such entities to become members of CAPCO (subject to certain prerequisites with respect to size), or to acquire a share of the capacity of Perry Unit 1 or any other future nuclear units, if they so desire. In September 1987, Edison asked the NRC to suspend these license conditions. In April 1991, the NRC Staff denied Edison's application; accordingly, Edison petitioned the NRC for a hearing. Pursuant to this request the matter was referred to the Atomic Safety and Licensing Board (ASLB). The ASLB ruled against

Edison in November 1992. Edison petitioned the NRC to review the ASLB decision in December 1992. On August 3, 1993, the NRC ruled that the license conditions will not be suspended. On October 1, 1993, Edison appealed the NRC decision in the United States Court of Appeals for the District of Columbia Circuit. If these license conditions are not suspended, they could have a materially adverse but presently undeterminable effect on the Company's future business operations.

       The NRC has promulgated and continues to promulgate additional regulations related to the safe operation of nuclear power plants. The Company cannot predict what additional regulations will be promulgated or design changes required or the effect that any such regulations or design changes, or the consideration thereof, may have upon Beaver Valley Unit 1 and Perry Unit 1. Although the Company has no reason to anticipate an accident at any nuclear plant in which it has an interest, if such an accident did happen, it could have a material but presently undeterminable adverse effect on the Company's financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Company, could result in regulations or requirements that could affect the operation or licensing of plants that the Company does own with a consequent but presently undeterminable adverse impact, and could affect the Company's ability to raise funds in the capital markets.

Nuclear Insurance

       The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $9,396,000,000 (assuming 116 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200,000,000; and (ii) $9,196,000,000 provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $75,500,000 (but not more than $10,000,000 per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on its present ownership interest in Beaver Valley Unit 1 and Perry Unit 1, the Company's maximum potential assessment under these provisions (assuming the other CAPCO companies were to contribute their proportionate share of any assessments under the retrospective rating plan) would be $18,100,000 per incident but not more than $2,300,000 in any one year for each incident.

       In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Company has also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Company is a member of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Company has policies, renewable yearly, corresponding to its interest in Beaver Valley Unit 1 and Perry Unit 1, which provide an aggregate indemnity of up to approximately $53,000,000 for replacement power costs incurred during an outage after an initial 21-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Company's present maximum aggregate assessment for incidents occurring during a policy year would be approximately $555,000.

       The Company is insured as to its interest in Beaver Valley Unit 1 and the Perry Plant under property damage insurance provided by American Nuclear Insurers (ANI) and Mutual Atomic Energy Liability Underwriters (MAELU) to the operating company for each plant. Under the ANI/MAELU arrangements, $500,000,000 of primary coverage and $800,000,000 of excess coverage for decontamination costs, debris removal and repair and/or replacement of property is provided for Beaver Valley Unit 1 and the Perry

Plant. The Company pays annual premiums for this coverage and is not liable for retrospective assessments.

       A secondary level of coverage for Beaver Valley Unit 1 and the Perry Plant over and above the ANI/MAELU policy is provided by a decontamination liability, excess property and decommissioning liability insurance policy issued to each operating company by NEIL (NEIL II). Under NEIL II a minimum of $1,400,000,000 of coverage is available to pay costs required for decontamination operations in excess of the $1,350,000,000 provided by the primary ANI/MAELU policy. Additionally, a maximum of $250,000,000, as provided by NEIL II, would cover decommissioning costs in excess of funds already collected for decommissioning. Any remaining portion of the NEIL II proceeds after payment of decontamination costs will be available to pay excess property damage losses.Members of NEIL II pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Company's present maximum assessment for NEIL II coverage for accidents occurring during a policy year would be approximately $2,100,000. The NEIL II policy is renewable yearly.

       The Company intends to maintain insurance against nuclear risks as described above as long as it is available. To the extent that replacement power, property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of the Company's plants exceed the policy limits of the insurance from time to time in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by the Company's insurance policies, or to the extent such insurance becomes unavailable in the future, the Company would remain at risk for such costs.

       The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1,060,000,000 or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Company is unable to predict what effect these requirements may have on the availability of insurance proceeds to the Company for the Company's bondholders.

Environmental Matters

       Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated capital expenditures for environmental compliance of approximately $17,000,000, which is included in the construction estimate given under "Financing and Construction - Future Financing" for 1994 through 1998.

     Air Regulation

       Under the provisions of the Clean Air Act of 1970, both the Commonwealth of Pennsylvania and the State of Ohio adopted ambient air quality standards, and related emission limits, including limits for sulfur dioxide (SO2) and particulates. In addition, the U.S. Environmental Protection Agency (EPA) promulgated an SO2 regulatory plan for Ohio which became effective for W. H. Sammis Unit 7 in 1977. Generating plants to be constructed in the future and some future modifications of existing facilities will be covered not only by the applicable state standards but also by EPA emission performance standards for new sources. In both Pennsylvania and Ohio the construction or modification of emission sources requires approval from appropriate environmental authorities, and the facilities involved may not be operated unless a permit or variance to do so has been issued by those same authorities.

       The Clean Air Act Amendments of 1990 require significant reductions of SO2 and oxides of nitrogen from the Company's coal-fired generating units by 1995 and additional emission reductions by 2000. Compliance options include, but are not limited to, installing additional pollution control equipment, burning less polluting fuel, purchasing emission allowances from others, operating existing facilities in a manner which minimizes pollution and retiring facilities. In a system compliance plan for the Company and Edison submitted to the PPUC and to the EPA, the Company stated that reductions for the years 1995 through 1999 are likely to be achieved by burning lower sulfur fuel, generating more electricity at their lower emitting plants and/or purchasing emission allowances. The Company continues to evaluate its compliance plan and other compliance options as they arise. Plans for complying with the year 2000 reductions are less certain at this time.

       The Company is required to meet federally approved SO2 regulations, and the violation of such regulations can result in injunctive relief, including shutdown of the generating unit involved, and/or civil or criminal penalties of up to $25,000 per day of violation. The EPA has an interim enforcement policy for the SO2 regulations in Ohio which allows for compliance with the regulations based on a 30-day averaging period. The EPA has proposed regulations which could cause changes in the interim enforcement policy including a revision of methods of determining compliance with emission limits. The Company cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

     Water Regulation

       Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to the Company's plants. In addition, Pennsylvania and Ohio have water quality standards applicable to the Company's operations. As provided in the Clean Water Act, authority to grant federal National Pollutant Discharge Elimination System (NPDES) water discharge permits can be assumed by a state. Pennsylvania and Ohio have assumed such authority.

       The Ohio Environmental Protection Agency (Ohio EPA) has issued an NPDES Permit for the W.H. Sammis Plant. The plant is in compliance with chemical limitations of the permit. The permit conditions would have required the addition of cooling towers to the W. H. Sammis Plant, however, the EPA and Ohio EPA have approved a variance request eliminating the current need for cooling towers.

     Waste Disposal

       As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. These regulations may result in significantly increased costs to dispose of waste materials. The ultimate effect of these requirements cannot presently be determined.

       The Pennsylvania Department of Environmental Resources has issued regulations dealing with the storage, treatment, transportation and disposal of residual waste such as coal ash and scrubber sludge. These regulations impose additional requirements relating to permitting, ground water monitoring, leachate collection systems, closure, liability insurance and operating matters. The Company is developing and analyzing various compliance options and is currently unable to determine the ultimate increase in capital and operating costs at existing sites.

     Summary

       Environmental controls are still in the process of development and require, in many instances, balancing the needs for additional quantities of energy in future years and the need to protect the environment. As a result, the Company cannot now estimate the precise effect of existing and potential regulations and legislation upon any of its existing and proposed facilities and operations or upon its ability to issue additional first mortgage bonds under its mortgage. The mortgage contains covenants by the Company to observe and conform to all valid governmental requirements at the time applicable unless in course of contest, and provisions which, in effect, prevent the issuance of additional bonds if there is a completed default under the mortgage. The provisions of the mortgage, in effect, also require, in the opinion of counsel for the Company, that certification of property additions as the basis for the issuance of bonds or other action under the mortgage be accompanied by an opinion of counsel that the Company certifying such property additions has all governmental permissions at the time necessary for its then current ownership and operation of such property additions. The Company intends to contest any requirements it deems unreasonable or impossible for compliance or otherwise contrary to the public interest. Developments in these and other areas of regulation may require the Company to modify, supplement or replace equipment and facilities, and may delay or impede the construction and operation of new facilities, at costs which could be substantial. The Company expects that the impact of any such costs would eventually be reflected in its rate schedules.

Fuel Supply

       The Company's sources of generation during 1993 were 76.8% coal and 23.2% nuclear. With the 1993 expiration of a long-term coal contract, the Company's coal supply for the New Castle Plant is currently supplied through spot purchases of coal produced from nearby reserves.

       The Company estimates its 1994 coal requirement to be 1,200,000 tons (including its share of the coal requirements of CAPCO's W. H. Sammis Unit 7 and the Bruce Mansfield Plant). The coal requirements of W. H. Sammis Unit 7 are furnished from mines located in Ohio, Pennsylvania and West Virginia through spot purchases and Edison contracts which expire at various times through February 28, 2003. See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

       The Company, together with the other CAPCO companies, has several guarantees (the Company's composite percentage being approximately 6.7%) of certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant (see Note 8 of Notes to Financial Statements). As of December 31, 1993, the Company's share of the guarantees was $12,708,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations. This contract extends to December 31, 1999.

       The Company's fuel costs (excluding disposal costs) for each of the five years ended December 31, 1993, were as follows:

                                    1993    1992    1991    1990    1989
                                    ----    ----    ----    ----    ----
Cost of Fuel consumed per million BTU's:
     Coal                          $1.37   $1.42   $1.41   $1.39   $1.34
     Nuclear                       $ .97   $ .94   $1.05   $ .98   $ .98
Average fuel cost per kilowatt-hour
     generated (cents)              1.36    1.34    1.41    1.38    1.39

     Nuclear Fuel

       OES Fuel is the sole lessor for the Company's nuclear fuel requirements (see "Financing and Construction - Future Financing" and Note 1 of Notes to Financial Statements).

       The Company and OES Fuel have contracts for the supply of uranium sufficient to meet projected needs through 2000 and conversion services sufficient to meet projected needs through 2001. Fabrication services for fuel assemblies have been contracted by the CAPCO companies for the next two reloads for Beaver Valley Unit 1 (through approximately 1996), and the next seven reloads for Perry Unit 1 (through approximately 2003). The CAPCO companies have a contract with the U.S. Enrichment Corporation for enrichment services for all CAPCO nuclear units through 2014.

       Prior to the expiration of existing commitments, the Company intends to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, reprocessing and/or waste disposal services, the specific prices and availability of which are not known at this time. Due to the present lack of availability of domestic reprocessing services, to the continuing absence of any program to begin development of such reprocessing capability and questions as to the economics of reprocessing, the Company is calculating nuclear fuel costs based on the assumption that spent fuel will not be reprocessed. On-site spent fuel storage facilities for the Perry Plant are expected to be adequate through 2010; facilities at Beaver Valley Unit 1 are expected to be adequate through 2011. After on-site storage capacity is exhausted, additional storage capacity will have to be obtained which could result in significant additional costs unless reprocessing services or permanent waste disposal facilities become available. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site has become embroiled in the political process. Duquesne and CEI have each previously entered into contracts with the U.S. Department of Energy for the disposal of spent fuel from Beaver Valley Unit 1 and the Perry Plant, respectively.

Capacity and Reserves

       The 1993 net maximum hourly demand on the Company of 690,000 kW (including 63,000 kW of firm power sales which extend through 2005 as discussed under "Competition") occurred on August 26, 1993. The seasonal capability of the Company on that day was 901,000 kW. Of that system capability, 23% was available to serve additional load, after giving effect to term power sales to other utilities. Based on existing capacity, the load forecast made in November 1993 and anticipated term power sales to other utilities, the capacity margins during the 1994-1998 period are expected to range from about 16% to 23%.

Regional Reliability

       The Companies participate with 26 other electric companies operating in nine states in the East Central Area Reliability Coordination Agreement (ECAR), which was organized for the purpose of furthering the reliability of bulk power supply in the area through coordination of the planning and operation by the ECAR members of their bulk power supply facilities. The ECAR members have established principles and procedures regarding matters affecting the reliability of the bulk power supply within the ECAR region. Procedures have been adopted regarding: i) the evaluation and simulated testing of systems' performance; ii) the establishment of minimum levels of daily operating reserves; iii) the development of a program regarding emergency procedures during conditions of declining system frequency; and iv) the basis for uniform rating of generating equipment.

Competition

       The Company competes with other utilities for intersystem bulk power sales and for sales to municipalities. The Company competes with suppliers of natural gas and other forms of energy in connection with its industrial and commercial sales and in the home climate control market, both with respect to new customers and conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Company's customers.

       In an effort to more fully utilize its facilities and hold down rates to its other customers, the Company has entered into a long-term power sales agreement with another utility. Currently, the Company is selling 63,000 kW annually under this contract through December 31, 2005. The Company has the option to reduce this commitment by 21,000 kW beginning June 1, 1996.

Employees

       At December 31, 1993, the Company had 1,355 employees.

ITEM 2. PROPERTIES

       The Company's First Mortgage Indenture dated as of November 1, 1945, between the Company and Citibank, N.A. (successor to The First National Bank of the City of New York), as amended and supplemented, constitutes, in the opinion of the Company's counsel, a direct first lien on substantially all of the Company's physical property, subject only to excepted encumbrances, as defined in the Indenture. See Notes 5 and 6 of Notes to the Financial Statements for information concerning leases and financing encumbrances affecting certain of the Company's properties.

       The Company owns, individually or, together with one or more of the other CAPCO companies as tenants in common, the generating units in service shown below:

                                       Net Demonstrated
                                        Capacity (kW)
                                   -------------------------
                                                   Company's   Ownership
      Plant-Location               Unit    Total  Entitlement   Interest
      --------------               ----    -----  -----------  ---------
Coal-Fired Units
- ----------------
  New Castle-West Pittsburg, PA     3-5    333,000   333,000    100.00%
  Bruce Mansfield-Shippingport, PA    1    780,000    33,000      4.20%
                                      2    780,000    53,000      6.80%
                                      3    800,000    50,000      6.28%
  W. H. Sammis-Stratton, OH           7    600,000   125,000     20.80%


Nuclear Units
- -------------
  Beaver Valley-Shippingport, PA      1    810,000   142,000     17.50%
  Perry-North Perry Village, OH       1  1,194,000    63,000      5.24%

Oil-Fired Units
- ---------------
  Various                                  164,000    25,000     15.18%
                                                     -------
   Total                                             824,000
                                                     =======

       Prolonged outages of existing generating units might make it necessary for the Company, depending upon the state of demand from time to time for electric service upon its system, to use to a greater extent than otherwise, less efficient and less economic generating units, or purchased power, and in some cases may require the reduction of load during peak periods under the Company's interruptible programs, all to an extent not presently determinable.

       The Company's generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV. The Company's transmission lines aggregate 605 miles.

       Its electric distribution systems include 5,002 miles of pole line carrying primary, secondary and street lighting circuits. It owns, individually or, together with one or more of the other CAPCO companies as tenants in common, 84 substations with a total installed transformer capacity of 3,710,960 kilovolt-amperes, of which 16 are transmission substations, including 8 located at generating plants.

       The Company's transmission lines also interconnect with those of Edison, Duquesne and West Penn Power Company. These interconnections make possible utilization by the Company of generating capacity constructed as a part of the CAPCO program, as well as providing opportunities for the sale of power to other utilities.

ITEM 3. LEGAL PROCEEDINGS

     See "Item 1 - Business - Nuclear Regulation" for information with respect to legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company is a wholly owned subsidiary of Ohio Edison Company. Quarterly dividends of $.85 and $1.10 per share were paid on the Company's common stock during 1993 and 1992, respectively.

     For information with respect to certain restrictions on the payment of cash dividends on common stock, see Note 6(a) of Notes to Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Items 6 through 8 is incorporated herein by reference to the Selected Financial Data, Management's
Discussion and Analysis of Results of Operations and Financial Condition, and Financial Statements included on pages 1 through 4 and 6 through 19, respectively, in the Company's 1993 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The present term of office of each director extends until the next succeeding annual meeting of stockholders and until his successor is elected and shall qualify.

      The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

H. Peter Burg-Age 47

   Senior Vice President and Chief Financial Officer of the Company's parent, Ohio Edison Company, since 1989. Vice President of Ohio Edison Company from 1986 to 1989. Director of the Company since 1988. Mr. Burg is also a director of Ohio Edison Company, Society National Bank, Akron District, and Energy Insurance Mutual.

Robert H. Carlson-Age 67

   Retired. President and Chief Executive Officer from 1988 to 1989 of Universal-Rundle Corporation, New Castle, Pennsylvania, a manufacturer of plumbing fixtures. Director of the Company since 1983. Mr. Carlson is also a director of Ohio Edison Company, First Federal Savings Bank of New Castle and its parent, First Shenango Bancorp, Inc.

J. R. Edgerly-Age 63

   Vice President, Secretary and General Counsel of the Company since 1987. Director of the Company since 1973.

Willard R. Holland-Age 57

   Chairman of the Board, Chief Executive Officer, and Chief Financial Officer of the Company and President and Chief Executive Officer of the Company's parent, Ohio Edison Company, since 1993. President and Chief Operating Officer of Ohio Edison Company from 1991 to 1993. Senior Vice President from 1988 to 1991 of Detroit Edison Company, an electric utility. Director of the Company since 1991. Mr. Holland is also a director of Ohio Edison Company.

Robert L. Kensinger-Age 59

   President of the Company since 1991. Division Manager of the Company's parent, Ohio Edison Company, from 1982 to 1991. Director of the Company since 1991. Mr. Kensinger is also a director of First Western Bank, N.A., New Castle, Pennsylvania, a subsidiary of First Western
     Bancorp, Inc.

Joseph J. Nowak-Age 62

   Retired. Consultant during 1993 and Vice President during 1992 of Armco Inc., and Executive Vice President-Operations from 1988 to 1992 of Cyclops Industries, Inc., manufacturers of steel products. Cyclops Industries, Inc. merged with Armco Inc. in 1992. Director of the Company since 1982.

Jack E. Reed-Age 51

   Vice President of the Company since 1992. Manager, Substation and Distribution, from 1991 to 1992 and Manager, Transmission and
   Distribution Maintenance, from 1988 to 1991 of the Company's parent, Ohio Edison Company. Director of the Company since 1992.

Richard L. Werner-Age 62

   Chairman of the Board, President, and Chief Executive Officer since 1980 of R. D. Werner Co., Inc., manufacturer of aluminum extrusions, ladders and scaffolding. Director of the Company since 1993. Mr. Werner is also a director of Integra National Bank/North, Oil City, Pennsylvania, a subsidiary of Integra Financial Corporation.

Robert P. Wushinske-Age 54

   Vice President and Treasurer of the Company since 1987.

David W. McKean-Age 41

   Comptroller of the Company since 1992. Director of Financial Reporting of the Company's parent, Ohio Edison Company, from 1985 to 1992.

ITEM 11. EXECUTIVE COMPENSATION

                  SUMMARY EXECUTIVE COMPENSATION TABLE

                                     Annual Compensation
       Name and                  ---------------------------      All Other
   Principal Position       Year  Salary    Bonus(1)  Other(2)  Compensation(3)
   ------------------       ----  ------    --------  --------  --------------
Willard R. Holland (4)      1993   $67,280   $16,427     $892      $4,337
 Chairman of the Board and  1992       -0-       -0-      -0-         -0-
 Chief Executive Officer    1991       -0-       -0-      -0-         -0-

J. T. Rogers, Jr. (4)       1993    22,661     4,288    3,415      11,186
 Retired Chairman of the
   Board                    1992    99,583    21,535    2,787      18,110
 and Chief Executive
   Officer                  1991    86,120     9,567    2,787      20,256

R. L. Kensinger (5)         1993   151,610    18,551      588      11,214
 President                  1992   146,292    16,010    3,302      10,241
                            1991   116,083     8,836    3,408       7,882

J. E. Reed (6)              1993   103,951     5,267    7,994       6,518
 Vice President             1992    99,067     5,487      215       5,448
                            1991       -0-       -0-      -0-         -0-

J. R. Edgerly               1993    99,986     8,487      189       7,409
 Vice President, Secretary  1992    98,516     8,769      234       7,126
 and General Counsel        1991    91,040     6,478      229       6,068

R. P. Wushinske             1993    97,386     9,222      180       4,149
 Vice President and
   Treasurer                1992    94,966     9,225      305       3,990
                            1991    87,924     6,478       52       3,993

 (1) See Long-Term Incentive Plan Table for Incentive Compensation Plan awards mandatorily or voluntarily deferred into the Common Stock Equivalent Account.

 (2) Consists of reimbursement for income tax obligations on Executive Indemnity Program premium and on certain other executive perquisites.

 (3) For 1993, amount is comprised of (1) matching Edison Common Stock contributions under the tax qualified Savings Plan: Holland - $706; Rogers - $559; Kensinger - $5,806; Reed -$4,604; Edgerly - $4,513;
     Wushinske - $2,930; (2) the current dollar value of the Executive Supplemental Life Plan benefit at age 65 that is attributable to the Company's portion of the premiums it paid in 1993: Holland - $1,930; Rogers - $4,840; Kensinger - $2,797; Reed - $933; Edgerly - $2,896;
     Wushinske - $1,219; (3) above market interest earned under the Executive Deferred Compensation Plan: Holland - $1,701; Rogers - 1,989; Kensinger -$2,539; Reed -$960; Edgerly - $0; Wushinske - $0; and (4) a portion of the Executive Indemnity Program premium reportable as income: Holland - $0; Rogers -$3,798; Kensinger - $72; Reed - $21; Edgerly - $0; Wushinske - $0.

 (4) Mr. Holland was elected Chairman of the Board effective March 1, 1993, the day of Mr. Rogers' retirement.

 (5) Mr. Kensinger was elected President effective August 24, 1991. For 1991, amounts include compensation by Edison and the Company.

 (6) Mr. Reed was elected Vice President effective August 18, 1992. For 1992, amounts include compensation by Edison and the Company.

                           LONG-TERM INCENTIVE PLAN TABLE
                             AWARDS IN LAST FISCAL YEAR
                                          Performance or Estimated Future Payouts Under
                                           Other Period    Non-Stock Price Based Plan
                       Dollar  Number of      Units     (Number of Performance Shares)
                       Amount  Performance  Maturation  ------------------------------
    Name              Deferred  Shares      or Payout   Threshold    Target    Maximum
    ----              -------- ----------- -----------  ---------    ------    -------
Willard R. Holland-CEO $15,332    735        4 years       699        931       1,149
R. L. Kensinger         15,378    738        4 years       701        934       1,153
J. E. Reed               4,504    216        4 years       205        238         261
J. R. Edgerly              -0-    -0-        4 years       -0-        -0-         -0-
R. P. Wushinske            -0-    -0-        4 years       -0-        -0-         -0-

       Messrs. Holland and Kensinger must defer 50% of their annual Executive Incentive Compensation Plan award into a Common Stock Equivalent Account. Messrs. Reed, Edgerly, and Wushinske may voluntarily defer a portion of their annual incentive award into the Common Stock Equivalent Account. At the end of a four-year performance period, the Common Stock Equivalent Account attributed to the deferred award for that period will be valued as if the compensation deferred into the account had been invested in Edison's Common Stock and any dividends that would have been paid on such stock were reinvested on the date paid. This value may be increased or decreased based upon the total return of Edison's Common Stock relative to an electric utility industry index during the period and the Companies' price change to residential customers relative to a peer group of twenty electric utilities. The final value of an executive's account will be paid to the executive in cash. If an executive retires, dies or otherwise leaves the employment of the Company prior to the end of the four-year deferral period, the executive's account will be valued and paid to the executive or the executive's beneficiary in the year following such event. Mr. J. T. Rogers, Jr. retired on March 1, 1993. His account was valued and paid on March 1, 1994.

       The maximum amount in the above table will be earned if the Companies' price change to residential customers is ranked in the lowest (fifth) quintile of the peer group (i.e., the lowest 20 percent of the peer group) and Edison's total shareholder return is in the top (first) quintile compared to the index. The target amount will be earned if the Companies' price change to residential customers is in the fourth quintile and Edison's total shareholder return is in the second quintile. The threshold amount will be earned if the Companies' price change to residential customers is above the third quintile and Edison's total shareholder return is below the third quintile.

Supplemental Executive Retirement Plan

       The Company participates in the Ohio Edison System Supplemental Executive Retirement Plan. Currently, two of the executive officers listed above (W. R. Holland and R. L. Kensinger) are eligible to participate in the Plan. At normal retirement, eligible senior executives of the Company who have five or more years of service with the Ohio Edison System are provided a retirement benefit equal to 65 percent of their highest annual salary from the Company, reduced by the executive's pensions under tax-qualified pension plans of the Company or other employers, any supplementary pension under the Company's Executive Deferred Compensation Plan, and Social Security benefits. Subject to exceptions that might be made in specific cases, senior executives retiring prior to age 65, or with less than five years of service, or both, may receive a similar but reduced benefit. This Plan also provides for disability and surviving spouse benefits. As of the end of 1993, the estimated annual retirement benefits of W. R. Holland from all of the above sources was $49,584 and the estimated annual retirement benefits of R. L. Kensinger from such sources was $98,547. Mr. J. T. Rogers, Jr. retired on March 1, 1993 with an annual retirement benefit from the above sources of $64,729.

Pension Plan

       The Company's trusteed noncontributory Pension Plan covers substantially all full-time employees including officers of the Company. Pension benefits are determined using a formula based on a Pension Plan participant's years of accrued service and average rate of monthly earnings for the highest 60 months of the last 120 months of accrued service immediately preceding retirement or termination of service.

       Compensation covered by the Pension Plan consists of basic cash wages and compensation deferred through the Savings Plan up to the maximum amount permitted under the Internal Revenue Code of 1986, as adjusted in accordance with regulations. This amount was $235,840 per year for 1993 and is $150,000 per year for 1994. In addition, a supplementary pension benefit may be payable to participants in the Executive Deferred Compensation Plan. Compensation for 1993 covered by these two plans for the officers shown in the Executive Compensation Table who are not currently participants in the Ohio Edison System Supplemental Executive Retirement Plan is shown under the Salary column of the Table. The credited years of service for these same officers are as follows: J. E. Reed-27 years; J. R. Edgerly-28 years and R. P. Wushinske-20 years.

       The following table shows the estimated annual amounts payable upon retirement as pension benefits under the Pension Plan and the supplemental pension benefit under the Executive Deferred Compensation Plan, based on specified compensation and years of credited service classifications, assuming continuation of both such present Plans and employment until age 65. Retirement prior to age 62 results in a reduction of pension benefits. The amounts shown are subject to a reduction based on an individual's covered compensation, date of birth and years of credited service as defined by the Pension Plan and its optional survivorship provision and to limitations based on requirements contained in the Internal Revenue Code of 1986, as amended, which limited the maximum annual retirement benefits under the Plans to $115,641 in 1993 and would limit benefits to $118,800 in 1994.

                       Estimated Annual Retirement Payment from the
                     Pension Plan and the Annual Supplementary Pension
                    Benefit under the Executive Deferred Compensation Plan
                    ------------------------------------------------------
        Applicable        15 Years     25 Years    35 Years   45 Years
       Annual Earnings    Service      Service     Service    Service
       ---------------   ---------    ---------   ---------  ---------
          $ 80,000        $22,800      $36,000     $ 45,600   $ 55,600
           100,000         28,500       45,000       57,000     69,500
           120,000         34,200       54,000       68,400     83,400
           140,000         39,900       63,000       79,800     97,300
           160,000         45,600       72,000       91,200    111,200
           180,000         51,300       81,000      102,600    125,100

Additional Information Regarding Compensation

       The Board of Directors has no compensation committee. The Company's practice is to have the board, other than Mr. Holland, establish the compensation of Mr. Holland as chief executive officer and have Mr. Holland establish the compensation of the other executive officers of the Company. J.R. Edgerly, R.L. Kensinger and J.E. Reed are executive officers of the Company who also serve as directors. Both Mr. Holland and Mr. Burg are directors and executive officers of Edison.

Compensation of Directors

       Directors who are not employees of the Companies receive an annual retainer of $4,200 and 100 shares of Edison Common Stock for each full year of service. Such directors are also paid a meeting fee of $375 for each board meeting attended and are reimbursed for expenses for the attendance thereof, if any. Directors who are also employees of the Company or of Edison receive no compensation for serving as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Security Ownership of Certain Beneficial Owners at March 23, 1994:

                     Name and Address of     Amount and Nature of Percent
  Title of Class      Beneficial Owner       Beneficial Ownership of Class
  --------------     --------------------    -------------------- --------

   Common Stock,     Ohio Edison Company       6,290,000 shares    100%
   $30 par value     76 South Main Street        held directly
                     Akron, Ohio 44308

    (b) Security Ownership of Management at January 1, 1994:




                       Title of Class                     Percent of Class
                       --------------                     ----------------
                           Edison         Nature of            Edison
                        Common Stock      Beneficial           Common
                        ------------      Ownership            Stock
                       No. of Shares
                       -------------

H. Peter Burg              7,624    Direct or Indirect   Less than one percent
Robert H. Carlson          3,069               "                    "
J. R. Edgerly              1,649               "                    "
Willard R. Holland         3,227               "                    "
Robert L. Kensinger        1,369               "                    "
Joseph J. Nowak            7,110               "                    "
Jack E. Reed               2,961               "                    "
Richard L. Werner             85
Robert P. Wushinske        1,208               "                    "
All directors and officers
  as a group (12 persons) 34,352               "                    "


 (c) Changes in Control: Not applicable


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K

(a) 1. Financial Statements

       Included in Part II of this report and incorporated herein by reference to the Company's 1993 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.


                                                                  Page No.
                                                                  --------

 Statements of Income-Three Years Ended December 31, 1993             6
 Balance Sheets-December 31, 1993 and 1992                            7
 Statements of Capitalization-December 31, 1993 and 1992              8
 Statements of Retained Earnings-Three Years Ended December 31, 1993 9 Statements of Capital Stock and Other Paid-In Capital-
    Three Years Ended December 31, 1993                                9
 Statements of Cash Flows-Three Years Ended December 31, 1993         10
 Statements of Taxes-Three Years Ended December 31, 1993              11
 Notes to Financial Statements                                      12-19
 Report of Independent Public Accountants                             19

 2. Financial Statement Schedules

    Included in Part IV of this report:

                                                                  Page No.
                                                                  --------

 Report of Independent Public Accountants on Schedules               27
 Schedules - Three Years Ended December 31, 1993:
        V - Property, Plant and Equipment                          28-30
       VI - Accumulated Depreciation, Depletion and Amortization
              of Property, Plant and Equipment                     31-33
     VIII - Valuation and Qualifying Accounts and Reserves          34
       IX - Short-Term Borrowings                                   35
        X - Supplementary Income Statement Information              36

 Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit
Number
- ------

   3-1 - Agreement of Merger and Consolidation dated April 1, 1929, among Pennsylvania Power Company ("Penn Power"), Harmony Electric Company and Peoples Power Company (consummated May 31, 1930), copies of Letters Patent issued thereon, together with the Election Return and Treasurer's Return, relative to decrease of capital stock; Election Return authorizing change of capital stock and increase of indebtedness; Election Return authorizing change of capital stock; Election Return authorizing increase of capital stock; Election Return establishing 4.24% Preferred Stock; Certificate with respect to the establishment of the 4.64% Preferred Stock; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Pine-Mercer Electric Company, Industry Borough Electric Company, Ohio Township Electric Company, and Shippingport Borough Electric Company; Certificate of Change of Location of Penn Power's principal office; Certificate of Consent authorizing increase in authorized Common Stock; Certificate of Consent with respect to the removal of limitations on the authorized amount of indebtedness of Penn Power; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Borolak Public Service Company, Eastfax Public Service Company, Norango Public Service Company, Sadwick Public Service Company, Sosango Public Service Company, Surrick Public Service Company, Wesango Public Service Company, and Westfax Public Service Company; Certificate of Change of Location of Penn Power's principal office; Amendment to the Charter extending the territory in which Penn Power may operate in the Borough of Shippingport, Beaver County, Pennsylvania; Certificate of Consent authorizing increase in authorized Common Stock; Certificate with respect to the establishment of the 8% Preferred Stock; Certificate accepting Business Corporation Law of Pennsylvania for government and regulation of affairs of Penn Power; Articles of Amendment incorporating certain protective provisions relating to Preferred Stock, increasing amount of authorized Preferred Stock and authorizing future increases in amounts of authorized Preferred Stock without a vote of the holders of Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 7.64% Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Articles of Amendment increasing the number of authorized shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.48% Preferred Stock; Articles of Amendment authorizing sinking fund requirements for Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11% Preferred Stock; Articles of Amendment increasing the authorized number of shares

Exhibit
Number
- ------
          of Common Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 9.16% Preferred Stock; Articles of Amendment increasing authorized number of shares of Common
          Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement
          Affecting Class or Series of Shares with respect to the establishment of the 8.24% Preferred Stock;
          Statement Affecting Class or Series of Shares with respect to the establishment of the 10.50% Preferred
          Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 15.00% Preferred Stock; Statement Affecting Class or
          Series of Shares with respect to the establishment of the 11.50% Preferred Stock; Articles of Amendment increasing authorized number of shares of Preferred
          Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 13.00%
          Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred Stock, Series B; Articles of
          Amendment effective April 2, 1987, adding a standard of care for, and limiting the personal liability of, officers and directors; Articles of Amendment effective April 1, 1992, setting forth corporate purposes of the Company; and Statement With Respect to Shares with respect to the establishment of the 7.625% Preferred Stock.(Physically filed and designated respectively, as follows: in Form A-2, Registration No. 2-3889, as Exhibit A-1; in Form 1-MD for 1938, File No. 2-3889, as Exhibit (a)-1; in Form 1-MD for 1945, File No. 2-3889, as Exhibit A; in Form U-1, File No. 70-2310, as Exhibit A-3 (d); in Form 8-K for March 1951, File No. 1-3491, as Exhibit B; in Form 8-K for June 1958, File No. 1-3491B, as
          Exhibit 1; in Form 10-K for 1959 as Exhibits 1, 2, 3 and 4; in Form 8-K for March 1960, File No. 1-3491B as Exhibit A; in Form U-1, File No. 70-3971, as Exhibit A-2; in Form U-1, File No. 70-4055, as Exhibit A-2; as Exhibits 1 through 8 in Form 8-K for January 1962, File No. 1-3491; as Exhibit A in Form 8-K for August 1963, File No. 1-3491; as Exhibits A and B in Form 8-K for September 1969, File No. 1-3491; as Exhibit B in Form 8-K for April 1971, File No. 1-3491; as Exhibit B in Form 8-K for September 1971, File No. 1-3491; in Form U-1, File No. 70-5264, as Exhibit A-2; as Exhibit A in Form 8-K for September 1972, File No. 1-3491; as Exhibit A in Form 8-K for December 1972, File No. 1-3491; as Exhibit A in Form 8-K for March 1973, File No. 1-3491; as Exhibit A in Form 8-K for December 1973, File No. 1-3491; as Exhibits A and C in Form 8-K for February 1974, File No. 1-3491; as Exhibits A and B in Form 8-K for January 1975, File No. 1-3491; as Exhibit F in Form 8-K for May 1975, File No. 1-3491; as Exhibit A in Form 8-K for April 1976, File No. 1-3491; as Exhibit G in Form 10-Q for quarter ended June 30, 1977, File No. 1-3491; as Exhibit C in Form 10-K for 1977, File No. 1-3491; as Exhibit A in Form 10-K for 1977, File No. 1-3491; as Exhibit D in Form 10-Q for quarter ended June 30, 1980, File No. 1-3491; as Exhibit (4) in Form 10-Q for quarter ended June 30, 1981, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended June 30, 1982, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1982, File No. 1-3491; as
          Exhibit 4 in Form 10-Q for quarter ended September 30, 1983, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended March 31, 1984, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended June 30, 1984, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1985, File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1987 File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1992 File No. 1-3491; and as Exhibit 19-2 in Form 10-K for 1992 File No. 1-3491.)

(A)3-2 - Statement With Respect to Shares with respect to the establishment of the 7.75% Preferred Stock.

   3-3 -  By-Laws of the Company as amended March 25, 1992.(1992
          Form 10-K, Exhibit 3-3, File No. 1-3491.)

                                   21
Exhibit
Number
- -------

   4-1* - Indenture dated as of November 1, 1945, between the
          Company and The First National Bank of the City of New York (now Citibank, N.A.), as Trustee, as supplemented and amended by Supplemental Indentures dated as of May 1, 1948, March 1, 1950, February 1, 1952, October 1, 1957, September 1, 1962, June 1,
          1963, June 1, 1969, May 1, 1970, April 1, 1971,
          October 1, 1971, May 1, 1972, December 1, 1974,
          October 1, 1975, September 1, 1976, April 15, 1978,
          June 28, 1979, January 1, 1980, June 1, 1981, January 14, 1982, August 1, 1982, December 15, 1982, December
          1, 1983, September 6, 1984, December 1, 1984, May 30,
          1985, October 29, 1985, August 1, 1987, May 1, 1988,
          November 1, 1989, December 1, 1990, September 1, 1991, May 1, 1992, July 15, 1992, and August 1,
          1992.(Physically filed and designated as Exhibits 2(b) (1)-1 through 2(b) (l)-15 in Registration Statement File No. 2-60837; as Exhibits 2(b) (2), 2(b) (3), and 2 (b) (4) in Registration Statement File No. 2-68906; as Exhibit 4-2 in Form 10-K for 1981 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1982 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1983 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1984 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1985 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1987 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1988 File No. 1-3491; as Exhibit 19 in Form 10-K for 1989 File No. 1-3491; as Exhibit 19 in Form 10-K for 1990 File No. 1-3491; as Exhibit 19 in Form 10-K for 1991 File No. 1-3491; and as
          Exhibit 19-1 in Form 10-K for 1992 File No. 1-3491.)

- ----------------
* Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.

(A)4-2 - Supplemental Indentures dated as of May 1, 1993, July 1, 1993, August 31, 1993, September 1, 1993, September 15, 1993,
          October 1, 1993, and November 1, 1993, between the Company and Citibank, N.A., as Trustee.

   10-1 - Administration Agreement between the CAPCO Group dated as of
          September 14, 1967. (Registration Statement of Ohio Edison Company, File No. 2-43102, Exhibit 5 (c) (2).)

   10-2 - Amendment No. 1 dated January 4, 1974 to Administration
          Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement No. 2-68906, Exhibit 5 (c) (3).)

   10-3 - Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement of Ohio Edison Company, File No. 2-43102, Exhibit 5 (c) (3).)

   10-4 - Amendment No. 1 dated as of January 1, 1993 to Transmission
          Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K, Exhibit 10-4, Ohio Edison Company.)

   10-5 - Agreement for the Termination or Construction of Certain
          Agreements effective September 1, 1980 among the CAPCO Group. (Registration Statement No. 2-68906, Exhibit 10-4.)

   10-6 - Amendment dated as of December 23, 1993 to Agreement for the
          Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (1993 Form 10-K,
          Exhibit 10-6, Ohio Edison Company.)

   10-7 - CAPCO Basic Operating Agreement, as amended September 1, 1980.
          (Physically filed and designated in Registration Statement No. 2-68906, as Exhibit 10-5.)


                                   22
  10-8 - Amendment No. 1 dated August 1, 1981 and Amendment No. 2 dated September 1, 1982, to CAPCO Basic Operating Agreement as amended September 1, 1980. (September 30, 1981 Form 10-Q, Exhibit 20-1, and 1982 Form 10-K, Exhibit 19-3, File No. 1-2578, of Ohio Edison Company.)

   10-9 - Amendment No. 3 dated as of July 1, 1984, to CAPCO Basic
          Operating Agreement as amended September 1, 1980. (1985 Form 10-K, Exhibit 10-7, File No. 1-2578, of Ohio Edison Company.)

  10-10 - Basic Operating Agreement between the CAPCO Companies as amended
          October 1, 1991. (1991 Form 10-K, Exhibit 10-8, File No. 1-2578,
          of Ohio Edison Company.)

  10-11 - Basic Operating Agreement between the CAPCO Companies, as amended January 1, 1993. (1993 Form 10-K, Exhibit 10-5, Ohio Edison Company.)

  10-12 - Memorandum of Agreement effective as of September 1, 1980, among the CAPCO Group. (1991 Form 10-K, Exhibit 19-2, Ohio Edison Company.)

  10-13 - Operating Agreement for Beaver Valley Power Station Units Nos.
          1 and 2 as Amended and Restated September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 10-15, File No. 1-2578, of Ohio Edison Company.)

  10-14 - Construction Agreement with respect to Perry Plant between the
          CAPCO Group dated as of July 22, 1974. (Registration Statement of Toledo Edison Company, File No. 2-52251, as Exhibit 5 (yy).)

  10-15 - Participation Agreement No. 1 relating to the financing of the development of certain coal mines, dated as of October 1, 1973, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration Statement of Ohio Edison Company, File No. 2-61146, Exhibit 5
          (e) (1).)

  10-16 - Amendment No. 1 dated as of September 15, 1978, to Participation
          Agreement No. 1 dated as of October 1, 1973, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibit 5 (e) (2).)

  10-17 - Participation Agreement No. 2 relating to the financing of the development of certain coal mines, dated as of August 1, 1974, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Ohio Edison Company, File No. 2-53059, Exhibit 5 (h) (2).)

  10-18 - Amendment No. 1 dated as of September 15, 1978, to Participation
          Agreement No. 2 dated as of August 1, 1974, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibit 5 (e) (4).)

  10-19 - Participation Agreement No. 3 relating to the financing of the development of certain coal mines, dated as of September 15, 1978, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibit 5 (e) (5).)




                                   23

Exhibit
Number
- -------

  10-20 - Participation Agreement No. 4 relating to the financing of the development of certain coal mines, dated as of October 31, 1980, among Quarto Mining Company, the CAPCO Group, the Loan Participants listed in Schedule A thereto and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906,
          Exhibit 10-16.)

  10-21 - Participation Agreement No. 5 dated as of May 1, 1986, among
          Quarto Mining Company, the CAPCO Companies, the Loan
          Participants listed in Schedule A thereto, and National City Bank, as Bond Trustee. (1986 Form 10-K, Exhibit 10-22, File No. 1-2578, Ohio Edison Company.)

  10-22 - Participation Agreement No. 6 dated as of December 1, 1991, among Quarto Mining Company, the CAPCO Companies, the Loan Participants listed in Schedule A thereto, National City Bank, as Mortgage Bond Trustee, and National City Bank, as Refunding Bond Trustee. (1991 Form 10-K, Exhibit 10-19, File No. 1-2578, Ohio Edison Company.)

  10-23 - Agreement entered into as of October 20, 1981, among the CAPCO
          Companies regarding the use of Quarto Coal at Mansfield Units Nos. 1, 2 and 3. (1981 Form 10-K, Exhibit 20-1 Form 10-K, File No. 1-2578, Ohio Edison Company.)

  10-24 - Restated Option Agreement dated as of May 1, 1983, by and between The North American Coal Corporation and the CAPCO Companies. (1983 Form 10-K, Exhibit 19-1, File No. 1-2578, Ohio Edison Company.)

  10-25 - Trust Indenture and Mortgage dated as of October 1, 1973, between Quarto Mining Company and National City Bank, as Bond Trustee, together with Guaranty, dated as of October 1, 1973, with respect thereto by the CAPCO Group. (Registration Statement of Ohio Edison Company, File No. 2-61146, Exhibit 5 (e) (5).)

  10-26 - Amendment No. 1 dated August 1, 1974, to Trust Indenture and
          Mortgage dated as of October 1, 1973, between Quarto Mining Company and National City Bank, as Bond Trustee, together with Amendment No. 1 dated August 1, 1974, to Guaranty dated as of October 1, 1973, with respect thereto by the CAPCO Group. (Registration Statement of Ohio Edison Company, File No. 2-53059, Exhibit 5 (h) (2).)

  10-27 - Amendment No. 2 dated as of September 15, 1978, to Trust
          Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee, together with Amendment No. 2 dated as of September 15, 1978, to Bond Guaranty dated as of October 1, 1973, as amended, between the CAPCO Group and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibits 5 (e) (11) and 5
          (e) (12).)

  10-28 - Amendment No. 3 dated as of October 31, 1980, to Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibit 10-16.)

  10-29 - Amendment No. 4 dated as of July 1, 1985, to Trust Indenture and
          Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee. (1985 Form 10-K, Exhibit 10-28 in Form 10-K, File No. 1-2578, Ohio Edison Company.)

  10-30 - Amendment No. 5 dated as of May 1, 1986, to Trust Indenture and
          Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee. (1986 Form 10-K, Exhibit 10-30, File No. 1-2578, Ohio Edison Company.)

  10-31 - Amendment No. 6 dated as of December 1, 1991, to Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-28, File No. 1-2578, Ohio Edison Company.)


                                   24
Exhibit
Number
- -------

  10-32 - Trust Indenture dated as of December 1, 1991, between Quarto
          Mining Company and National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-29, File No. 1-2578, Ohio Edison Company.)

  10-33 - Amendment No. 3 dated as of October 31, 1980, to the Bond
          Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group. (Registration Statement No. 2-68906, Exhibit 10-16.)

  10-34 - Amendment No. 4 dated as of July 1, 1985, to the Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond Trustee. (1985 Form 10-K, Exhibit 10-30 , File No. 1-2578, Ohio Edison Company.)

  10-35 - Amendment No. 5 dated as of May 1, 1986, to the Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond Trustee. (1986 Form 10-K, Exhibit 10-33, File No. 1-2578, Ohio Edison Company.)

  10-36 - Amendment No. 6A dated as of December 1, 1991, to the Bond
          Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-33, File No. 1-2578, Ohio Edison Company.)

  10-37 - Amendment No. 6B dated as of December 30, 1991, to the Bond
          Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-34, File No. 1-2578, Ohio Edison Company.)

  10-38 - Bond Guaranty dated as of December 1, 1991, by the CAPCO
          Companies to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35, File No. 1-2578, Ohio Edison Company.)

  10-39 - Open End Mortgage dated as of October 1, 1973, between Quarto
          Mining Company and the CAPCO Companies and Amendment No. 1 thereto dated as of September 15, 1978. (Registration Statement No. 2-68906, Exhibit 10-23.)

  10-40 - Restructuring Agreement dated as of April 1, 1985, among Quarto
          Mining Company, the CAPCO Companies, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in schedules thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (1985 Form 10-K, Exhibit 10-33, File No. 1-2578, Ohio Edison Company.)

  10-41 - Unsecured Note Guaranty dated as of July 1, 1985, by the CAPCO
          Companies to General Electric Credit Corporation. (1985 Form 10-K, Exhibit 10-34, File No. 1-2578, Ohio Edison Company.)

  10-42 - Memorandum of Understanding dated as of March 31, 1985, among the CAPCO Companies. (1985 Form 10-K, Exhibit 10-35, File No. 1-2578, Ohio Edison Company.)

(B)10-43- Ohio Edison Company Executive Incentive Compensation Plan (which includes, by definition, Pennsylvania Power Company). (1984 Form 10-K, Exhibit 19-2, File No. 1-2578, Ohio Edison Company.)

(B)10-44- Ohio Edison Company Executive Incentive Compensation Plan as amended February 16, 1987. (1986 Form 10-K, Exhibit 10-40, File No. 1-2578, Ohio Edison Company.)

(B)10-45- Ohio Edison System Restated and Amended Executive Deferred Compensation Plan. (1989 Form 10-K, Exhibit 10-36, File No. 1-2578, Ohio Edison Company.)

(B)10-46- Ohio Edison System Restated and Amended Supplemental Executive Retirement Plan. (1989 Form 10-K, Exhibit 10-37, File No. 1-2578, Ohio Edison Company.)

   10-47- Operating Agreement for Perry Unit No. 1 dated March 10, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-24, File No. 1-2578, Ohio Edison Company.)

Exhibit
Number
- -------

   10-48- Operating Agreement for Bruce Mansfield Units Nos. 1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-25, File No. 1-2578, Ohio Edison Company.)

   10-49- Operating Agreement for W. H. Sammis Unit No. 7 dated as of
          September 1, 1971, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-26, File No. 1-2578, Ohio Edison Company.)

   10-50- OE-APS Power Interchange Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The Potomac Edison Company. (1987 Form 10-K, Exhibit 28-27, File No. 1-2578, of Ohio Edison Company.)

   10-51- OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-28, File No. 1-2578, of Ohio Edison Company.)

   10-52- Supplement No. 1 dated as of April 28, 1987, to the OE-PEPCO
          Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29, File No. 1-2578, of Ohio Edison Company.)

   10-53- APS-PEPCO Power Resale Agreement dated March 18, 1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-30, File No. 1-2578, of Ohio Edison Company.)

   10-54- Pennsylvania Power Company Master Decommissioning Trust
          Agreement for Beaver Valley Power Station Unit No. 1 dated as of March 15, 1988. (1988 Form 10-K, Exhibit 10-41, File No. 1-
          3491.)

   10-55- Pennsylvania Power Company Qualified Decommissioning Trust
          Agreement for Perry Nuclear Power Plant Unit No. 1 dated March 10, 1989. (1988 Form 10-K, Exhibit 10-42, File No. 1-3491.)

   10-56- First Amendment dated May 31, 1991 to Pennsylvania Power Company
          Qualified Decommissioning Trust Agreement for Perry Nuclear Power Plant Unit No. 1. (1991 Form 10-K, Exhibit 10-46, File No. 1-3491.)

   10-57- Nuclear Fuel Lease dated as of March 31, 1989, between OES Fuel,
          Incorporated, as Lessor, and Pennsylvania Power Company, as Lessee. (1989 Form 10-K, Exhibit 10-39, File No. 1-3491.)

(A)13- 1993 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)

   18 - Letter from Independent Public Accountants regarding a change in accounting.

   23  -  Consent of Independent Public Accountants.

(A) Provided herein in electronic format as an exhibit.

(B) Management contract or compensatory plan contract or arrangements filed pursuant to Item 601 of Regulation S-K.

   (b)  Reports on Form 8-K

       The Company filed one report on Form 8-K since September 30, 1993. A report dated December 13, 1993, reported the abandonment of Perry Unit 2 as a possible electric generating plant.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Pennsylvania Power Company:

            We have audited, in accordance with generally accepted auditing standards, the financial statements included in Pennsylvania
Power Company's Annual Report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 1, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                            ARTHUR ANDERSEN & CO.

New York, N.Y.
February 1, 1994

                                                                                               SCHEDULE V
                                                                                               Page 1
                                                  PENNSYLVANIA POWER COMPANY
                                                 PROPERTY, PLANT AND EQUIPMENT
                                             FOR THE YEAR ENDED DECEMBER 31, 1993
                                       Beginning     Additions                Other        Ending
               Classification          Balance       at Cost    Retirements  Changes(a)    Balance
               --------------          ---------     ---------  -----------  ----------    -------
                                                    (In Thousands)
UTILITY PLANT AT ORIGINAL COST:
  ELECTRIC:
     Intangibles-
       Organization expense            $       23    $     --    $    --    $     --    $      23
       Franchises and consents                 64          --         --          --           64
     Production-
       Steam                              259,518       5,768      1,135     (11,014)     253,137
       Nuclear                            509,980       6,131       (227)     38,526      554,864
       Other                                3,454           7          1          11        3,471
     Transmission                         117,096       8,008        265       5,732      130,571
     Distribution                         178,172      14,675      1,945      (4,649)     186,253
     General                               15,323         371        498         396       15,592
     Construction work in progress         60,239        (965)        --     (48,278)(b)   10,996
     Plant held for future use              9,390           9         --      13,944       23,343
                                        ---------    --------    -------     -------   ----------
     Total electric                     1,153,259      34,004      3,617      (5,332)   1,178,314

  NUCLEAR FUEL                             61,193       2,248     12,194          --       51,247
                                        ---------    --------    -------     -------   ----------
   Total utility plant at original cost 1,214,452      36,252     15,811      (5,332)   1,229,561

NONUTILITY PROPERTY AT ORIGINAL COST          539          --        126          --          413
                                        ---------    --------    -------     -------   ----------
   Total property, plant and equipment $1,214,991     $36,252    $15,937     $(5,332)  $1,229,974
                                       ==========    ========    =======     =======   ==========
- --------------------

(a) Represents increases of approximately $42,557,000 and $4,839,000 to plant in-service and construction work in progress, respectively, as a result of adopting Statement of Financial Accounting Standards No. 109 and transfers within property, plant and equipment, unless otherwise noted.
(b) Includes the write-off of Perry Unit 2 construction costs of approximately $53,117,000.

                                                                                                                    SCHEDULE V
                                                                                                                        Page 2
                                                  PENNSYLVANIA POWER COMPANY
                                                 PROPERTY, PLANT AND EQUIPMENT
                                             FOR THE YEAR ENDED DECEMBER 31, 1992
                                            Beginning  Additions                Other    Ending
    Classification                          Balance     at Cost  Retirements  Changes(a) Balance
    --------------                          ---------  --------- -----------  ---------- -------
                                                                (In Thousands)
UTILITY PLANT AT ORIGINAL COST:
  ELECTRIC:
     Intangibles-
       Organization expense                 $      23   $    --   $    --    $   --      $       23
       Franchises and consents                     64        --        --        --              64
     Production-
       Steam                                   257,161     3,099       756       14         259,518
       Nuclear                                 505,754     5,481     1,500      245         509,980
       Other                                     3,368       106        20       --           3,454
     Transmission                              114,868     4,032     1,561     (243)        117,096
     Distribution                              166,833    13,297     1,957       (1)        178,172
     General                                    16,650     1,790     3,102      (15)         15,323
     Construction work in progress              60,141        98        --       --          60,239
     Plant held for future use                   9,406       (16)       --       --           9,390
                                            ----------   -------   -------   ------       ---------
       Total electric                        1,134,268    27,887     8,896      --        1,153,259

  NUCLEAR FUEL                                  53,773     9,965     2,545      --           61,193
                                            ----------   -------   -------   ------       ---------
       Total utility plant at original cost  1,188,041    37,852    11,441      --        1,214,452

NONUTILITY PROPERTY AT ORIGINAL COST               498       238       197      --              539
                                            ----------   -------   -------   ------       ---------
       Total property, plant and equipment  $1,188,539   $38,090   $11,638   $  --       $1,214,991
                                            ==========   =======   =======   ======      ==========

- --------------------

(a)  Represents transfers within property, plant and equipment.

                                                                                                                    SCHEDULE V
                                                                                                                        Page 3
                                                  PENNSYLVANIA POWER COMPANY
                                                 PROPERTY, PLANT AND EQUIPMENT
                                             FOR THE YEAR ENDED DECEMBER 31, 1991
                                            Beginning    Additions              Other     Ending
        Classification                      Balance      at Cost   Retirements Changes(a) Balance
        --------------                      ---------    --------- ----------- ---------- -------
                                                             (In Thousands)
UTILITY PLANT AT ORIGINAL COST:
  ELECTRIC:
     Intangibles-
       Organization expense                 $       23   $    --   $     --    $   --     $       23
       Franchises and consents                      64        --         --        --             64
     Production-
       Steam                                   254,334     4,613      1,788         2        257,161
       Nuclear                                 502,414     7,423      4,098        15        505,754
       Other                                     3,360        10          2        --          3,368
     Transmission                              112,878     1,123         78       945(b)     114,868
     Distribution                              155,703    12,865      1,735        --        166,833
     General                                    16,088     1,452        967        77(b)      16,650
     Construction work in progress              64,570    (4,429)        --        --         60,141
     Plant held for future use                   9,411        (5)        --        --          9,406
                                            ----------   -------    -------    ------     ----------
       Total electric                        1,118,845    23,052      8,668     1,039      1,134,268

  NUCLEAR FUEL                                  67,334     3,157     16,718        --         53,773
                                            ----------   -------    -------    ------     ----------
       Total utility plant at original cost  1,186,179    26,209     25,386     1,039      1,188,041

NONUTILITY PROPERTY AT ORIGINAL COST               473       133        108        --            498
                                            ----------   -------    -------    ------     ----------
       Total property, plant and equipment  $1,186,652   $26,342    $25,494    $1,039     $1,188,539
                                            ==========   =======    =======    ======     ==========
- --------------------

(a) Represents transfers within property, plant and equipment, unless otherwise noted.
(b)  Includes a $1,039,000 adjustment to previously capitalized leases.

                                                                                                                   SCHEDULE VI
                                                                                                                        Page 1

                                                  PENNSYLVANIA POWER COMPANY
                                     ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                               OF PROPERTY, PLANT AND EQUIPMENT
                                             FOR THE YEAR ENDED DECEMBER 31, 1993

                                                              Additions
                                                         -----------------------
                                                              Provisions
                                                              Charged to
                                                         --------------------
                                            Beginning                Other                  Other      Ending
                     Description             Balance     Income   Accounts(a) Retirements Changes(b)   Balance
                     -----------            ---------    ------   ----------- ----------- ----------   -------
                                                                      (In Thousands)
         UTILITY PLANT:
          ELECTRIC:
            Production-
              Steam . . . . . . . . . . .   $116,218    $ 6,889    $    96     $ 1,302  $(12,925)     $108,976
              Nuclear . . . . . . . . . .    106,103     15,235         --        (373)    5,780       127,491
              Other . . . . . . . . . . .      2,318        107         --           2         6         2,429
            Transmission. . . . . . . . .     38,680      2,164        474          85     2,471        43,704
            Distribution. . . . . . . . .     61,373      4,546         11       2,237    (2,150)       61,543
            General . . . . . . . . . . .      6,505        319        716         472         3         7,071
            Plant held for future use . .      4,019         --         --          --    13,943        17,962
                                            --------    -------    -------     -------  --------      --------
              Total electric. . . . . . .    335,216     29,260      1,297       3,725     7,128       369,176

          NUCLEAR FUEL. . . . . . . . . .     30,035         --      7,513      12,194        --        25,354
                                            --------    -------    -------     -------  --------      --------
              Total utility plant . . . .    365,251     29,260      8,810      15,919     7,128       394,530

         NONUTILITY PROPERTY. . . . . . .         15         --          2          --        --            17
                                            --------    -------    -------     -------  --------      --------
              Total property, plant
              and equipment . . . . . . .   $365,266    $29,260    $ 8,812     $15,919  $  7,128      $394,547
                                            ========    =======    =======     =======  ========      ========

         -------------------

         (a) Represents amortization of capital leases and nuclear fuel, and depreciation charged to clearing accounts.
         (b) Represents approximately $6,815,000 resulting from the adoption of Statement of Financial Accounting Standards No. 109, transfers of provisions for depreciation within property, plant and equipment and interest earned on external decommissioning funds.

                                                                                                                   SCHEDULE VI
                                                                                                                        Page 2

                                                  PENNSYLVANIA POWER COMPANY
                                     ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                OF PROPERTY, PLANT AND EQUIPMENT
                                              FOR THE YEAR ENDED DECEMBER 31, 1992

                                                              Additions
                                                         -----------------------
                                                              Provisions
                                                              Charged to
                                                         -----------------------
                                            Beginning                Other                  Other      Ending
                     Description             Balance     Income   Accounts(a) Retirements Changes(b)   Balance
                     -----------            --------     -----    ----------  ----------- ----------   -------
                                                                         (In Thousands)
         UTILITY PLANT:
           ELECTRIC:
            Production-
               Steam. . . . . . . . . . .   $108,338    $ 8,875    $   97      $ 1,092      $ --      $116,218
               Nuclear. . . . . . . . . .     93,656     14,135        --        1,837       149       106,103
               Other. . . . . . . . . . .      2,162        176        --           20        --         2,318
            Transmission. . . . . . . . .     37,094      2,429       431        1,274        --        38,680
            Distribution. . . . . . . . .     58,579      4,947         9        2,162        --        61,373
            General . . . . . . . . . . .      8,601        294       738        3,128        --         6,505
            Plant held for future use . .      4,019         --        --           --        --         4,019
                                            --------    -------    ------      -------      ----      --------
               Total electric . . . . . .    312,449     30,856     1,275        9,513       149       335,216

           NUCLEAR FUEL . . . . . . . . .     19,989         --    12,591        2,545        --        30,035
                                            --------    -------   -------      -------      ----      --------
               Total utility plant. . . .    332,438     30,856    13,866       12,058       149       365,251

         NONUTILITY PROPERTY. . . . . . .         15         --        --           --        --            15
                                            --------    -------   -------      -------      ----      --------
               Total property, plant
               and equipment. . . . . . .   $332,453    $30,856   $13,866      $12,058      $149      $365,266
                                            ========    =======   =======      =======      ====      ========

         -------------------

         (a) Represents amortization of capital leases and nuclear fuel, and depreciation charged to clearing accounts.
         (b)   Represents interest earned on external decommissioning funds.

                                                                                                                   SCHEDULE VI
                                                                                                                        Page 3

                                                  PENNSYLVANIA POWER COMPANY
                                     ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                               OF PROPERTY, PLANT AND EQUIPMENT
                                             FOR THE YEAR ENDED DECEMBER 31, 1991

                                                              Additions
                                                         -----------------------
                                                              Provisions
                                                              Charged to
                                                         -----------------------
                                            Beginning                Other                  Other      Ending
                     Description             Balance     Income   Accounts(a) Retirements Changes(b)   Balance
                     -----------            ---------    ------   ----------- ----------- ----------   -------
                                                                         (In Thousands)
         UTILITY PLANT:
          ELECTRIC:
            Production-
              Steam . . . . . . . . . . .   $101,581    $ 8,923  $     81      $ 2,247      $ --      $108,338
              Nuclear . . . . . . . . . .     84,274     13,569        --        4,267        80        93,656
              Other . . . . . . . . . . .      1,934        230        --            2        --         2,162
            Transmission. . . . . . . . .     34,036      2,414       381         (263)       --        37,094
            Distribution. . . . . . . . .     56,769      3,671         8        1,869        --        58,579
            General . . . . . . . . . . .      8,568        359       602          928        --         8,601
            Plant held for future use . .      4,019         --        --           --        --         4,019
                                            --------    -------    ------      -------       ---      --------
              Total electric. . . . . . .    291,181     29,166     1,072        9,050        80       312,449

          NUCLEAR FUEL. . . . . . . . . .     26,718         --     9,989       16,718        --        19,989
                                            --------    -------   -------      -------       ---      --------
              Total utility plant . . . .    317,899     29,166    11,061       25,768        80       332,438

         NONUTILITY PROPERTY. . . . . . .         15         --        --           --        --            15
                                            --------    -------   -------      -------       ---      --------
              Total property, plant
              and equipment . . . . . . .   $317,914    $29,166   $11,061      $25,768       $80      $332,453
                                            ========    =======   =======      =======       ===      ========

         -------------------

         (a) Represents amortization of capital leases and nuclear fuel, and depreciation charged to clearing accounts.
         (b)  Represents interest earned on external decommissioning funds.

                                                                                                                 SCHEDULE VIII

                                                  PENNSYLVANIA POWER COMPANY
                                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                       Additions
                                                             --------------------------------
                                                              Charged         Charged
                                                 Beginning   (Credited)       to Other                   Ending
                Description                       Balance    to Income        Accounts      Deductions   Balance
                -----------                      ---------   ----------      ----------     ----------   -------
                                                                 (In Thousands)
Year Ended December 31, 1993:

    Accumulated provision for
      uncollectible accounts. . . . . . .        $   429      $ 1,050         $ 288(a)    $ 1,208(b)     $  559
                                                 =======      =======         =====       =======        ======

    Reserve for injuries and damages. . .        $   949      $  (166)        $  19(c)    $    57(d)     $  745
                                                 =======      =======         =====       =======        ======

Year Ended December 31, 1992:

    Accumulated provision for
      uncollectible accounts. . . . . . .        $   419      $14,548         $ 264(a)    $14,802(b)     $  429
                                                 =======      =======         =====       =======        ======

    Reserve for injuries and damages. . .        $ 1,031      $    (3)        $  --       $    79(d)     $  949
                                                 =======      =======         =====       =======        ======

Year Ended December 31, 1991:

    Accumulated provision for
      uncollectible accounts. . . . . . .        $   881      $ 1,325         $ 201(a)    $ 1,988(b)     $  419
                                                 =======      =======         =====       =======        ======

    Reserve for injuries and damages. . .        $ 1,178      $  (121)        $ --        $    26(d)     $1,031
                                                 =======      =======         =====       =======        ======


- -------------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.
(c) Represents net provisions to utility plant on the basis of direct costs of construction of certain classes of property.
(d) Represents payments for claims and other related expenses.

                                                                                                                   SCHEDULE IX

                                                  PENNSYLVANIA POWER COMPANY
                                                     SHORT-TERM BORROWINGS
                                     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                         1993                             1992                            1991
                               -----------------------------    ------------------------------  ------------------------------
                               Notes Payable      Notes         Notes Payable      Notes        Notes Payable     Notes
                                 to Parent       Payable          to Parent       Payable         to Parent      Payable
                                 Company        To Banks          Company        To Banks         Company       To Banks

Balance at End of Period. . .  $  --          $   --           $    --            $15,000,000   $ 8,000,000   $   --

Weighted Average Interest
  Rate at End of Period . . .     --              --                --                  3.95%         4.93%       --

Maximum Amount Outstanding
   During the Period. . . . .  $  --          $68,000,000       $ 8,000,000       $36,500,000   $25,000,000   $41,500,000

Average Amount Outstanding
   During the Period (a). . .  $  --          $13,944,000          $428,000       $ 7,807,000   $ 3,307,000   $22,930,000

Weighted Average Interest Rate
   During the Period (a)(b)       --                3.64%             4.97%             3.66%         5.45%         6.76%


- -------------------

(a)  Based on the daily amounts outstanding.
(b)  Excluding the effect of commitment fees.

                                                                                      SCHEDULE X


                                   PENNSYLVANIA POWER COMPANY
                           SUPPLEMENTARY INCOME STATEMENT INFORMATION
                           FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                                                        Charged to Expense
                                          ------------------------------------------------------
                Item                          1993           1992              1991
 ----------------------------------           ----           ----              ----

Maintenance and repairs . . . . . . .   $25,160,000      $22,378,000        $28,527,000

Other items required by this schedule are omitted due to the required information being shown in the financial statements or being less than 1% of total sales.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PENNSYLVANIA POWER COMPANY

                                      BY /s/Willard R.Holland
                                         ---------------------------------
                                         Willard R. Holland
                                         Chairman of the Board and
                                         Chief Executive Officer
Date: March 23, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/Willard R. Holland                         /s/Robert P. Wushinske
- --------------------------------------        ---------------------------
Willard R. Holland                            Robert P. Wushinske
Chairman of the Board and Chief               Vice President and Treasurer
Executive Officer (Principal Executive        (Principal Accounting Officer)
Officer and Principal Financial Officer)

/s/H. Peter Burg                              /s/Robert L. Kensinger
- --------------------------------------        ---------------------------
H. Peter Burg                                 Robert L. Kensinger
Director                                      Director

/s/Robert H. Carlson                          /s/Joseph J. Nowak
- --------------------------------------        ---------------------------
Robert H. Carlson                             Joseph J. Nowak
Director                                      Director

/s/J. R. Edgerly                              /s/Jack E. Reed
- --------------------------------------        ---------------------------
J. R. Edgerly                                 Jack E. Reed
Director                                      Director


                                              ---------------------------
                                              Richard L. Werner
                                              Director


Date: March 23, 1994