Form 10-Q
period 1994-03-31
PENNSYLVANIA POWER CO
filed 1994-05-03
CIK 77278

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -----------
                         Commission File Number 1-3491

                          PENNSYLVANIA POWER COMPANY
            (Exact name of Registrant as specified in its charter)

            Pennsylvania                                    25-0718810
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

   1 E. Washington St., P.O. Box 891, New Castle, PA         16103
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: 412-652-5531


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----    ----
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   6,290,000 shares of common stock, $30 par value, outstanding at May 3, 1994

                          PENNSYLVANIA POWER COMPANY



                               TABLE OF CONTENTS
                                                                         Pages


Part I.  Financial Information

         Statements of Income. . . . . . . . . . . . . . . . . . . . . . . 1

         Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . 2-3

         Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . 4

         Notes to Financial Statements . . . . . . . . . . . . . . . . . . 5-6

         Report of Independent Public Accountants. . . . . . . . . . . . . 7

         Management's Discussion and Analysis of Results of
           Operations and Financial Condition. . . . . . . . . . . . . . . 8

Part II. Other Information

PART I.  FINANCIAL INFORMATION
- ------------------------------

                          PENNSYLVANIA POWER COMPANY
                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                       --------------------
                                                         1994        1993
                                                       --------    --------
                                                          (In thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . .   $ 78,358    $ 74,274
                                                       --------    --------
OPERATING EXPENSES AND TAXES:
 Fuel and purchased power. . . . . . . . . . . . . .     17,184      17,552
 Nuclear operating costs . . . . . . . . . . . . . .      9,019       7,536
 Other operating costs . . . . . . . . . . . . . . .     13,414      18,442
                                                       --------    --------
    Total operation and maintenance expenses . . . .     39,617      43,530
 Provision for depreciation. . . . . . . . . . . . .      7,599       8,424
 Deferral of net regulatory assets . . . . . . . . .       (984)       (885)
 General taxes . . . . . . . . . . . . . . . . . . .      6,344       6,317
 Income taxes. . . . . . . . . . . . . . . . . . . .      7,596       3,886
                                                       --------    --------
    Total operating expenses and taxes . . . . . . .     60,172      61,272
                                                       --------    --------

OPERATING INCOME . . . . . . . . . . . . . . . . . .     18,186      13,002

OTHER INCOME . . . . . . . . . . . . . . . . . . . .        414          68
                                                       --------    --------
TOTAL INCOME . . . . . . . . . . . . . . . . . . . .     18,600      13,070
                                                       --------    --------
NET INTEREST:
 Interest expense. . . . . . . . . . . . . . . . . .      8,576       8,770
 Allowance for borrowed funds used during
  construction . . . . . . . . . . . . . . . . . . .       (133)       (221)
                                                       --------    --------
    Net interest . . . . . . . . . . . . . . . . . .      8,443       8,549
                                                       --------    --------
INCOME BEFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING. . . . . . . . . . . . . . . .     10,157       4,521
Cumulative effect to January 1, 1993 of a change
 in accounting for unbilled revenues (net of
 income taxes of $4,108,000) . . . . . . . . . . . .       --         5,653
                                                       --------    --------
NET INCOME . . . . . . . . . . . . . . . . . . . . .     10,157      10,174

PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . .      1,356       1,535
                                                       --------    --------
EARNINGS ON COMMON STOCK . . . . . . . . . . . . . .   $  8,801    $  8,639
                                                       ========    ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                          PENNSYLVANIA POWER COMPANY
                                BALANCE SHEETS
                                  (Unaudited)

                                               March 31,       December 31,
                                                 1994             1993
                                              ----------       ------------
                                                      (In thousands)
                    ASSETS
UTILITY PLANT:
 In service, at original cost. . . . . . . .  $1,214,234       $1,209,961
 Less--Accumulated provision for
  depreciation . . . . . . . . . . . . . . .     403,589          394,530
                                              ----------       ----------
                                                 810,645          815,431
                                              ----------       ----------
 Construction work in progress-
   Electric plant. . . . . . . . . . . . . .      17,540           10,996
   Nuclear fuel. . . . . . . . . . . . . . .      10,022            8,604
                                              ----------       ----------
                                                  27,562           19,600
                                              ----------       ----------
                                                 838,207          835,031
                                              ----------       ----------
OTHER PROPERTY AND INVESTMENTS . . . . . . .      15,892           15,064
                                              ----------       ----------
CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . .      16,041           12,819
 Receivables-
   Customers (less accumulated provisions
     of $605,000 and $559,000, respectively,
     for uncollectible accounts) . . . . . .      29,786           28,122
   Parent company. . . . . . . . . . . . . .      11,698           19,737
   Other . . . . . . . . . . . . . . . . . .       9,903           17,427
 Materials and supplies, at average cost-
   Fuel. . . . . . . . . . . . . . . . . . .       4,268            4,350
   Other . . . . . . . . . . . . . . . . . .      12,248           12,088
 Prepayments . . . . . . . . . . . . . . . .       9,654            4,868
                                              ----------       ----------
                                                  93,598           99,411
                                              ----------       ----------
DEFERRED CHARGES:
 Regulatory assets . . . . . . . . . . . . .     222,437          222,301
 Other . . . . . . . . . . . . . . . . . . .       7,675            9,176
                                              ----------       ----------
                                                 230,112          231,477
                                              ----------       ----------
                                              $1,177,809       $1,180,983
                                              ==========       ==========

                          PENNSYLVANIA POWER COMPANY
                                BALANCE SHEETS
                                  (Unaudited)

                                                  March 31,      December 31,
                                                   1994              1993
                                                 ----------      ------------
                                                          (In thousands)
         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common stockholder's equity-
   Common stock, $30 par value, authorized
   6,500,000 shares - 6,290,000 shares
   outstanding . . . . . . . . . . . . . . . . . $  188,700      $  188,700
   Other paid-in capital . . . . . . . . . . . .       (310)           (310)
   Retained earnings . . . . . . . . . . . . . .     69,849          66,392
                                                 ----------      ----------
   Total common stockholder's equity . . . . . .    258,239         254,782
 Preferred stock-
   Not subject to mandatory redemption . . . . .     50,905          50,905
   Subject to mandatory redemption . . . . . . .     20,500          20,500
 Long-term debt-
   Associated companies. . . . . . . . . . . . .     15,406          16,401
   Other . . . . . . . . . . . . . . . . . . . .    423,966         424,154
                                                 ----------      ----------
                                                    769,016         766,742
                                                 ----------      ----------
CURRENT LIABILITIES:
 Currently payable preferred stock and
   long-term debt-
   Associated companies. . . . . . . . . . . . .      9,669          10,216
   Other . . . . . . . . . . . . . . . . . . . .      1,404           1,788
 Accounts payable-
   Associated companies. . . . . . . . . . . . .      8,270           7,755
   Other . . . . . . . . . . . . . . . . . . . .     23,724          32,680
 Accrued taxes . . . . . . . . . . . . . . . . .     11,590           6,658
 Accrued interest. . . . . . . . . . . . . . . .      7,548           9,924
 Other . . . . . . . . . . . . . . . . . . . . .     14,012          14,308
                                                 ----------      ----------
                                                     76,217          83,329
                                                 ----------      ----------
DEFERRED CREDITS:
 Accumulated deferred income taxes . . . . . . .    274,945         273,319
 Accumulated deferred investment tax credits . .     33,223          33,560
 Other . . . . . . . . . . . . . . . . . . . . .     24,408          24,033
                                                 ----------      ----------
                                                    332,576         330,912
                                                 ----------      ----------
COMMITMENTS, GUARANTEES AND
 CONTINGENCIES (Note 2). . . . . . . . . . . . . ----------      ----------
                                                 $1,177,809      $1,180,983
                                                 ==========      ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                          PENNSYLVANIA POWER COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended
                                                           March 31,
                                                   ----------------------
                                                     1994           1993
                                                   -------        -------
                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . .   $10,157        $10,174
 Adjustments to reconcile net income to net
   cash from operating activities-
     Provision for depreciation. . . . . . . . .     7,599          8,424
     Nuclear fuel and lease amortization . . . .     3,174          2,479
     Deferred income taxes, net. . . . . . . . .     2,482          1,020
     Investment tax credits, net . . . . . . . .      (337)          (436)
     Allowance for equity funds used during
     construction. . . . . . . . . . . . . . . .       (97)           (88)
     Deferred fuel costs, net. . . . . . . . . .      (277)        (1,115)
     Cumulative effect of a change in
      accounting for unbilled revenues . . . . .      --           (5,653)
     Other  . . . . . . . .  . . . . . . . . . .      (372)            --
                                                   -------        -------
     Internal cash before dividends. . . . . . .    22,329         14,805
     Receivables . . . . . . . . . . . . . . . .    13,899          8,128
     Materials and supplies. . . . . . . . . . .       (78)         1,459
     Accounts payable. . . . . . . . . . . . . .    (7,299)        (1,131)
     Other . . . . . . . . . . . . . . . . . . .    (1,709)        (1,121)
                                                   -------        -------
     Net cash provided from operating
      activities . . . . . . . . . . . . . . . .    27,142         22,140
                                                   -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemptions and repayments-
   Preferred stock . . . . . . . . . . . . . . .       362            800
   Long-term debt. . . . . . . . . . . . . . . .     3,163          2,508
   Notes payable, net. . . . . . . . . . . . . .      --            4,000
 Dividend payments-
   Common stock. . . . . . . . . . . . . . . . .     5,346          5,346
   Preferred stock . . . . . . . . . . . . . . .     1,354          1,528
                                                   -------        -------
     Net cash used for financing activities. . .    10,225         14,182
                                                   -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions. . . . . . . . . . . . . . .    12,758         10,435
 Other . . . . . . . . . . . . . . . . . . . . .       937           --
                                                   -------        -------
     Net cash used for investing activities. . .    13,695         10,435
                                                   -------        -------
Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . . . . .     3,222         (2,477)
Cash and cash equivalents at beginning of
 period. . . . . . . . . . . . . . . . . . . . .    12,819          3,663
                                                   -------        -------
Cash and cash equivalents at end of period . . .   $16,041        $ 1,186
                                                   =======        =======

The accompanying Notes to Financial Statements are an integral part of these statements.

                          PENNSYLVANIA POWER COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1 - FINANCIAL STATEMENTS:

       The condensed financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the financial statements and notes thereto included in Pennsylvania Power Company's (Company) 1993 Annual Report to Stockholders. The results of operations are not intended to represent results of operations for any future period.

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

    Construction Program --

       The Company, a wholly owned subsidiary of Ohio Edison Company (Edison), currently forecasts expenditures of approximately $140,000,000 for property additions and improvements from 1994-1998, of which approximately $27,000,000 is applicable to 1994. The Company's investment in nuclear fuel is expected to be approximately $38,000,000 during the 1994-1998 period, of which approximately $9,000,000 is applicable to 1994.

    Guarantees --

       The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of March 31, 1994, the Company's share of the guarantee was $11,212,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

    Environmental Matters --

       Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated additional capital expenditures for environmental compliance of approximately $17,000,000, which is included in the construction forecast under "Construction Program" for 1994 through 1998.

       The Clean Air Act Amendments of 1990 require significant reductions of sulfur dioxide and oxides of nitrogen from the Company's coal-fired generating units by 1995 and additional emission reductions by 2000. Compliance options include, but are not limited to, installing additional pollution control equipment, burning less polluting fuel, purchasing emission allowances from others, operating existing facilities in a manner which minimizes pollution and retiring facilities. In a system compliance plan for the Company and Edison submitted to the Pennsylvania Public Utility Commission and to the Environmental Protection Agency, the Company stated that reductions for the years 1995 through 1999 are likely to be achieved by burning lower sulfur fuel, generating more electricity at its lower emitting plants and/or purchasing emission allowances. The Company continues to evaluate its compliance plan and other compliance

                          PENNSYLVANIA POWER COMPANY
                              NOTES - (Continued)

options as they arise. Plans for complying with the year 2000 reductions are less certain at this time.

       The Pennsylvania Department of Environmental Resources has issued regulations dealing with the storage, treatment, transportation and disposal of residual waste such as coal ash and scrubber sludge. These regulations impose additional requirements relating to permitting, ground water monitoring, leachate collection systems, closure, liability insurance and operating matters. The Company is developing and analyzing various compliance options and is presently unable to determine the ultimate increase in capital and operating costs at existing sites.

       Legislative and administrative action and the effect of court decisions can be expected in the future (as they have in the past) to change the way that the Company must operate in order to comply with environmental laws and regulations. With respect to any such changes and to the environmental matters described above, the Company expects that any resulting additional capital costs which may be required, as well as any required increase in operating costs, would ultimately be recovered from its customers.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

         We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly-owned subsidiary of Ohio Edison Company) as of March 31, 1994, and the related statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the balance sheet and statement of capitalization of Pennsylvania Power Company as of December 31, 1993, and the related statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.





                                        ARTHUR ANDERSEN & CO.

Cleveland, Ohio,
May 2, 1994

                          PENNSYLVANIA POWER COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

         Earnings on common stock for the first quarter of 1994 increased 1.9% compared to the first quarter of 1993. Last year's earnings were positively affected by the cumulative effect of a change in accounting for unbilled revenues which was partially offset by expenses related to a voluntary early retirement program offered to certain eligible employees.

         Operating revenues were up 5.5% during the first quarter of 1994 due to a 9.9% increase in retail kilowatt-hour sales. Residential and commercial sales increased 13.1% and 13.4%, respectively, due to increased heating loads resulting from more severe weather conditions than those that occurred during the first quarter of 1993. Sales to industrial customers increased 4.2% due to increased demand by manufacturers in the primary metals and rubber and plastics industries. Sales to other utilities were down 11.0% during the first quarter of 1994.

         Higher nuclear operating costs in 1994 reflect additional work being performed during a scheduled refueling outage at Perry Unit 1. The refueling outage was originally scheduled to be complete in early May 1994; however, the most recent estimate extends the outage by at least one month. Other operating costs were down in 1994 compared to 1993 due primarily to last year's one-time charge of $3,200,000 for the early retirement program mentioned above.

Capital Resources and Liquidity

         The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1994, capital requirements for property additions and capital leases are expected to be approximately $23,000,000, including $8,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $1,500,000 to meet maturities of, and sinking fund requirements for, long-term debt and preferred stock during the remainder of 1994.

         At March 31, 1994, the Company had approximately $16,000,000 of cash and temporary investments and no short-term indebtedness. In addition, the Company has $5,000,000 of unused short-term bank lines of credit and $37,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

         The Company has an ownership interest in two nuclear generating units. The Company's share of the future obligation to decommission these units is $69,000,000 in current dollars and (using a 2.9% escalation rate) $144,000,000 in future dollars. The estimated obligation, based on site specific studies, and the escalation rate were developed using information obtained from consultants. Payments for decommissioning are expected to begin in 2016, when actual decommissioning work begins. The Company recovers decommissioning costs through its electric rates and expects that any increase in actual decommissioning costs compared to estimates used to compute customer rates would be recovered from its customers.

PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of stockholders was held on March 23, 1994. The 6,290,000 shares of common stock of the Company outstanding and entitled to vote were represented by proxy.

         (b) At this meeting the following persons were elected to the Company's Board of Directors:

                   H. Peter Burg             Robert L. Kensinger
                   Robert H. Carlson         Joseph J. Nowak
                   J. R. Edgerly             Jack E. Reed
                   Willard R. Holland        Richard L. Werner

         (c) As holder of all of the outstanding common stock of the Company, Edison voted its shares without distinction for the persons elected.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit
             Number
             -------
               15  Letter from independent public accountants.

             Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company, but hereby agrees to furnish to the Commission on request any such documents.

             (b) Reports on Form 8-K

                None

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 3, 1994


                                          PENNSYLVANIA POWER COMPANY
                                          --------------------------
                                                    Registrant



                                          /s/ Robert P. Wushinske
                                          ----------------------------
                                             Robert P. Wushinske
                                          Vice President and Treasurer
                                           Chief Accounting Officer