Form 10-Q
period 1994-06-30
PENNSYLVANIA POWER CO
filed 1994-08-02
CIK 77278

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                      OR

  [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

   6,290,000 shares of common stock, $30 par value, outstanding as of August 2, 1994
                         PENNSYLVANIA POWER COMPANY


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

        Management's Discussion and Analysis of Results of
          Operations and Financial Condition. . . . . . . . . . . . . . . 8-9


Part II.  Other Information

PART I.  FINANCIAL INFORMATION
- ------------------------------
                                                  PENNSYLVANIA POWER COMPANY

                                                     STATEMENTS OF INCOME
                                                          (Unaudited)
                                                   Three Months Ended    Six Months Ended
                                                        June 30,              June 30,
                                                   ------------------    -----------------
                                                    1994        1993      1994       1993
                                                    ----        ----      ----       ----
                                                                (In thousands)
OPERATING REVENUES                                 $74,700    $70,266   $153,058   $144,540
                                                   -------    -------   ---------  --------
OPERATING EXPENSES AND TAXES:
 Fuel and purchased power                           14,072     13,686     31,256     31,238
 Nuclear operating costs                             8,207      7,213     17,226     14,749
 Other operating costs                              23,922     15,287     37,336     33,729
                                                   --------   -------   --------   --------
    Total operation and maintenance expenses        46,201     36,186     85,818     79,716
 Provision for depreciation                          6,628      7,779     14,227     16,203
 Deferral of net regulatory assets                  (1,664)    (1,755)    (2,648)    (2,640)
 General taxes                                       5,568      5,412     11,912     11,729
 Income taxes                                        4,264      6,086     11,860      9,972
                                                   -------    -------   --------   --------
    Total operating expenses and taxes              60,997     53,708    121,169    114,980
                                                   -------    -------   --------   --------
OPERATING INCOME                                    13,703     16,558     31,889     29,560
OTHER INCOME                                           522        200        936        268
                                                   -------    -------   --------   --------
TOTAL INCOME                                        14,225     16,758     32,825     29,828
                                                   -------    -------   --------   --------
NET INTEREST:
 Interest expense                                    8,627      8,890     17,203     17,660
 Allowance for borrowed funds used during
  construction                                        (179)      (237)      (312)      (458)
                                                   -------    -------   --------   --------
    Net interest                                     8,448      8,653     16,891     17,202
                                                   -------    -------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING                                5,777      8,105     15,934     12,626
Cumulative effect to January 1, 1993 of a change
 in accounting for unbilled revenues (net of
 income taxes of $4,108,000)                          --         --         --        5,653
                                                   -------    -------   --------   --------
NET INCOME                                           5,777      8,105     15,934     18,279

PREFERRED STOCK DIVIDEND
 REQUIREMENTS                                        1,681      1,534      3,037      3,069
                                                   -------    -------   --------   --------
EARNINGS ON COMMON STOCK                           $ 4,096    $ 6,571   $ 12,897   $ 15,210
                                                   =======    =======   ========   ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                          PENNSYLVANIA POWER COMPANY

                                BALANCE SHEETS
                                  (Unaudited)
                                                    June 30,        December 31,
                                                      1994            1993
                                                   ----------       ------------
                                                           (In thousands)
                         ASSETS
                         ------
UTILITY PLANT:
 In service, at original cost. . . . . . . . . . . $1,203,414       $1,209,961
 Less--Accumulated provision for depreciation. . .    398,045          394,530
                                                   ----------       ----------
                                                      805,369          815,431
                                                   ----------       ----------

 Construction work in progress-
   Electric plant. . . . . . . . . . . . . . . . .     16,405           10,996
   Nuclear fuel. . . . . . . . . . . . . . . . . .     11,150            8,604
                                                   ----------       ----------
                                                       27,555           19,600
                                                   ----------       ----------
                                                      832,924          835,031
                                                   ----------       ----------
OTHER PROPERTY AND INVESTMENTS . . . . . . . . . .      8,969           15,064
                                                   ----------       ----------
CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . . . . .     26,646           12,819
 Receivables-
   Customers (less accumulated provisions
    of $513,000 and $559,000, respec-
    tively, for uncollectible accounts). . . . . .     32,213           28,122
   Parent company. . . . . . . . . . . . . . . . .     16,420           19,737
   Other . . . . . . . . . . . . . . . . . . . . .     13,732           17,427
 Materials and supplies, at average cost-
   Fuel. . . . . . . . . . . . . . . . . . . . . .      5,730            4,350
   Other . . . . . . . . . . . . . . . . . . . . .     12,087           12,088
 Prepayments . . . . . . . . . . . . . . . . . . .      6,055            4,868
                                                   ----------       ----------
                                                      112,883           99,411
                                                   ----------       ----------
DEFERRED CHARGES:
 Regulatory assets . . . . . . . . . . . . . . . .    227,572          222,301
 Other . . . . . . . . . . . . . . . . . . . . . .      7,322            9,176
                                                   ----------       ----------
                                                      234,894          231,477
                                                   ----------       ----------
                                                   $1,189,670       $1,180 983
                                                   ==========       ==========

                                                  PENNSYLVANIA POWER COMPANY

                                                        BALANCE SHEETS
                                                          (Unaudited)
                                                             June 30,      December 31,
                                                              1994            1993
                                                         -----------     ------------
                                                                  (In thousands)
            CAPITALIZATION AND LIABILITIES
            ------------------------------
CAPITALIZATION:
         Common stockholder's equity-
           Common stock, $30 par value,
            authorized 6,500,000 shares-
            6,290,000 shares outstanding. . . . . . . .  $   188,700     $   188,700
           Other paid-in capital                                (397)           (310)
           Retained earnings. . . . . . . . . . . . . .       68,599          66,392
                                                         -----------     -----------
            Total common stockholder's equity . . . . .      256,902         254,782
         Preferred stock-
           Not subject to mandatory redemption. . . . .       50,905          50,905
           Subject to mandatory redemption. . . . . . .       15,000          20,500
         Long-term debt -
           Associated companies . . . . . . . . . . . .       14,783          16,401
           Other. . . . . . . . . . . . . . . . . . . .      423,777         424,154
                                                         -----------     -----------
                                                             761,367         766,742
                                                         -----------     -----------
CURRENT LIABILITIES:
         Currently payable preferred stock
           and long-term debt-
            Associated companies. . . . . . . . . . . .       10,015          10,216
            Other . . . . . . . . . . . . . . . . . . .        6,879           1,788
         Accounts payable-
           Associated companies . . . . . . . . . . . .        8,149           7,755
           Other. . . . . . . . . . . . . . . . . . . .       31,326          32,680
         Accrued taxes. . . . . . . . . . . . . . . . .        7,692           6,658
         Accrued interest . . . . . . . . . . . . . . .        9,992           9,924
         Other. . . . . . . . . . . . . . . . . . . . .       17,895          14,308
                                                         -----------     -----------
                                                              91,948          83,329
                                                         -----------     -----------
DEFERRED CREDITS:
         Accumulated deferred income taxes. . . . . . .      274,060         273,319
         Accumulated deferred investment tax credits. .       32,885          33,560
         Other. . . . . . . . . . . . . . . . . . . . .       29,410          24,033
                                                         -----------     -----------
                                                             336,355         330,912
                                                         -----------     -----------
COMMITMENTS, GUARANTEES AND
          CONTINGENCIES (Note 2)                         -----------     -----------
                                                          $1,189,670      $1,180,983
                                                         ===========     ===========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                                                  PENNSYLVANIA POWER COMPANY

                                                   STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                       ------------------    ------------------
                                                        1994       1993       1994       1993
                                                       -------    -------    -------    -------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 5,777    $ 8,105    $15,934    $18,279
 Adjustments to reconcile net income to net
  cash from operating activities-
   Provision for depreciation                            6,628      7,779     14,227     16,203
   Nuclear fuel and lease amortization                   1,653        798      4,827      3,277
   Deferred income taxes, net                              (96)     5,234      2,386      6,254
   Investment tax credits, net                            (338)      (435)      (675)      (871)
   Allowance for equity funds used during
     construction                                         (123)      (125)      (220)      (213)
   Deferred fuel costs, net                             (1,926)    (2,831)    (2,203)    (3,946)
   Cumulative effect of a change in accounting
     for unbilled revenues                                --         --         --       (5,653)
   Other                                                  (375)      --         (747)      --
                                                       -------    -------    -------    -------
     Internal cash before dividends                     11,200     18,525     33,529     33,330
   Receivables                                         (10,978)    (1,361)     2,921      6,767
   Materials and supplies                               (1,301)    (1,533)    (1,379)       (74)
   Accounts payable                                     10,060      5,933      2,761      4,802
   Other                                                14,720    (15,546)    13,011    (16,667)
                                                       -------    -------    -------    -------
     Net cash provided from operating activities        23,701      6,018     50,843     28,158
                                                       -------    -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New Financing-
  Notes payable, net                                      --       21,000       --       17,000
 Redemptions and Repayments-
  Preferred stock                                         --         --          362        800
  Long-term debt                                         1,644     10,728      4,807     13,236
 Dividend Payments-
  Common stock                                           5,347      5,347     10,693     10,693
  Preferred stock                                        1,355      1,534      2,709      3,062
                                                       -------    -------    -------    -------
     Net cash provided from (used for)
      financing activities                              (8,346)     3,391    (18,571)   (10,791)
                                                       -------    -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                      5,397     10,201     18,155     20,636
 Other                                                    (647)        91        290         91
                                                       -------    -------    -------    -------
     Net cash used for investing activities              4,750     10,292     18,445     20,727
                                                       -------    -------    -------    -------

Net increase (decrease) in cash and cash equivalents    10,605       (883)    13,827     (3,360)
Cash and cash equivalents at beginning of period        16,041      1,186     12,819      3,663
                                                       -------    -------    -------    -------
Cash and cash equivalents at end of period             $26,646    $   303    $26,646    $   303
                                                       =======    =======    =======    =======

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

   Guarantees --

      The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of June 30, 1994, the Company's share of the guarantee was $11,212,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

   Environmental Matters --

      Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated additional capital expenditures for environmental compliance of approximately $17,000,000, which is included in the construction forecast under "Construction Program" for 1994 through 1998.

      The Clean Air Act Amendments of 1990 require significant reductions of sulfur dioxide and oxides of nitrogen from the Company's coal-fired generating units by 1995 and additional emission reductions by 2000. Compliance options include, but are not limited to, installing additional pollution control equipment, burning less polluting fuel, purchasing emission allowances from others, operating existing facilities in a manner which minimizes pollution and retiring facilities. In a system compliance plan for the Company and Edison submitted to the Pennsylvania Public Utility Commission and to the Environmental Protection Agency, the Company stated that reductions for the years 1995 through 1999 are likely to be achieved by burning lower sulfur fuel, generating more electricity at its lower emitting plants and/or purchasing emission allowances. The Company continues to evaluate its compliance plan and other compliance

                         PENNSYLVANIA POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

    We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly-owned subsidiary of Ohio Edison Company) as of June 30, 1994, and the related statements of income and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio,
August 2, 1994

                         PENNSYLVANIA POWER COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

    Operating revenues were up $4,400,000 and $8,500,000 for the quarter and six month periods ended June 30, 1994, respectively, as compared with the same periods last year. However, earnings were lower in the second quarter primarily due to voluntary early retirement programs offered to qualifying employees, discussed more fully below.

    For the first half of 1994, total kilowatt-hour sales increased by 3.4% due to a 9.0% rise in retail sales. Residential and commercial sales increased 10.4% and 9.7%, respectively, due to increased weather-related demand and to an increasing customer base. Sales to industrial customers increased 7.4% due to increased demand by manufacturers in the primary metals industry. Sales to other utilities were down 11.8% during the first half of 1994. Increased demand in the retail sector and capacity constraints limited the Company's opportunities to sell power off system.

    Total kilowatt-hour sales were up 3.5% during the second quarter of 1994 compared to the same period last year due to an 8.1% increase in retail sales. Residential and commercial sales rose 7.1% and 5.8%, respectively, while industrial sales increased 10.5%. Sales to other utilities fell 13.1% during the quarter.

    As a result of a prolonged refueling outage at the Perry Plant, the Company's nuclear operating costs have increased in the second quarter and year to date periods of 1994 as compared to the corresponding periods of 1993. In conjunction with the refueling outage, the company operating the Perry Plant has been undertaking significant corrective maintenance work designed to improve the unit's performance. Activities relating to this outage were essentially complete by the end of July 1994. Other operating costs increased in the second quarter of 1994 compared to 1993 primarily due to a $9,600,000 charge relating to the voluntary early retirement programs offered to qualifying employees.

Capital Resources and Liquidity

    The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the remainder of the year, capital requirements for property additions and capital leases are expected to be approximately $19,000,000, including $6,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $600,000 to meet maturities of long-term debt during the remainder of 1994. In July 1994, the Company also redeemed $6,000,000 of preferred stock.

                         PENNSYLVANIA POWER COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


    As of June 30, 1994, the Company had approximately $27,000,000 of cash and temporary investments and no short-term indebtedness. The Company had $5,000,000 of unused short-term bank lines of credit as of June 30, 1994, and $32,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

    The Company's performance initiatives activities are continuing and opportunities for improvement and savings are being identified. As a result, certain projects and activities have been eliminated and other process improvements and revenue opportunities are being pursued. In conjunction with these results, the Company announced, in May 1994, the offering of a voluntary early retirement program to 60 eligible nonunion employees, with 56 employees accepting the offer. In addition, the Company offered a similar program to 54 eligible members of Utility Workers Union of America Local 140. Those employees have until August 22, 1994 to accept the offer.

    On June 16, 1994, the Pennsylvania Public Utility Commission (PPUC) issued an order approving the Company's settlement petition to remove New Castle Units 1 and 2 from service and to terminate the annual capacity power sales arrangement from the Company to Ohio Edison. The order requires the Company to refund $4,750,000 to customers by reducing its energy cost rate (ECR) from April 1, 1994 through March 31, 1997. On July 7, 1994, the PPUC adopted an order requiring the Company to refund $4,221,000 to its customers over a two year period beginning August 1, 1994. The refunds represent final resolution of a December 1991 PPUC order that required the Company to refund replacement power costs recovered from customers through the ECR during an extended outage at Beaver Valley Unit 1 in 1979. There will be no material adverse effect to net income in future periods as a result of these refunds.

    The Company currently has agreements to serve five municipalities; three of the agreements expire September 1, 1994. The Company is currently negotiating with these municipalities concerning their electric service.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K

       (a)Exhibits

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






August 2, 1994



                                         PENNSYLVANIA POWER COMPANY
                                         ----------------------------
                                             Registrant



                                         /s/ Robert P. Wushinske
                                         ----------------------------
                                             Robert P. Wushinske
                                         Vice President and Treasurer
                                           Chief Accounting Officer