Form 10-Q
period 1994-09-30
PENNSYLVANIA POWER CO
filed 1994-11-07
CIK 77278

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                               OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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

Yes  X   No
    ____    ____

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 6,290,000 shares of common stock, $30 par value, outstanding as of November 7, 1994

                   PENNSYLVANIA POWER COMPANY


                        TABLE OF CONTENTS

                                                             Pages

Part I.  Financial Information

         Statements of Income                                  1

         Balance Sheets                                       2-3

         Statements of Cash Flows                              4

         Notes to Financial Statements                        5-6

         Report of Independent Public Accountants              7

         Management's Discussion and Analysis of Results of
           Operations and Financial Condition                 8-9


Part II. Other Information

PART I.  FINANCIAL INFORMATION
- ------------------------------
                                                          PENNSYLVANIA POWER COMPANY

                                                            STATEMENTS OF INCOME
                                                                   (Unaudited)
                                                    Three Months Ended        Nine Months Ended
                                                       September 30,            September 30,
                                                    ------------------        -----------------
                                                     1994        1993          1994        1993
                                                    ------      ------        ------      ------
                                                                      (In thousands)
OPERATING REVENUES                                 $77,055     $76,226        $230,113   $220,766
                                                   -------     -------        --------   --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                          13,895      15,691          45,151     46,929
  Nuclear operating costs                            9,036       7,771          26,262     22,520
  Other operating costs                             13,569      13,187          50,905     46,916
                                                   -------     -------        --------   --------
      Total operation and maintenance expenses      36,500      36,649         122,318    116,365
  Provision for depreciation                         7,709       6,636          21,936     22,839
  Deferral of net regulatory assets                   (762)       (803)         (3,410)    (3,443)
  General taxes                                      5,682       6,088          17,594     17,817
  Income taxes                                       8,308       8,140          20,168     18,112
                                                   -------     -------        --------   --------
      Total operating expenses and taxes            57,437      56,710         178,606    171,690
                                                   -------     -------        --------   --------
OPERATING INCOME                                    19,618      19,516          51,507     49,076

OTHER INCOME                                           408         437           1,344        705
                                                   -------     -------        --------   --------
TOTAL INCOME                                        20,026      19,953          52,851     49,781
                                                   -------     -------        --------   --------
NET INTEREST:
  Interest expense                                   9,000       8,970          26,203     26,630
  Allowance for borrowed funds used during
    construction                                      (198)       (151)           (510)      (609)
                                                   -------     -------        --------   --------
      Net interest                                   8,802       8,819          25,693     26,021
                                                   -------     -------        --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING                              11,224      11,134          27,158     23,760
Cumulative effect to January 1, 1993 of a change
  in accounting for unbilled revenues (net of
  income taxes of $4,108,000)                         --           --             --        5,653
                                                   -------     -------       ---------   --------
NET INCOME                                          11,224      11,134          27,158     29,413

PREFERRED STOCK DIVIDEND
  REQUIREMENTS                                       1,167       1,428           4,204      4,497
                                                   -------     -------       ---------   --------
EARNINGS ON COMMON STOCK                           $10,057     $ 9,706       $  22,954   $ 24,916
                                                   =======     =======       =========   ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                                                 -1-

                                         PENNSYLVANIA POWER COMPANY

                                               BALANCE SHEETS
                                                 (Unaudited)
                                                                     September 30,        December 31,
                                                                         1994                 1993
                                                                     -------------        -------------
                                                                             (In thousands)
                 ASSETS
                 ------
UTILITY PLANT:
  In service, at original cost                                       $1,208,463            $1,209,961
  Less--Accumulated provision for depreciation                          402,244               394,530
                                                                     ----------            ----------
                                                                        806,219               815,431
                                                                     ----------            ----------
  Construction work in progress-
    Electric plant                                                       14,138                10,996
    Nuclear fuel                                                         10,903                 8,604
                                                                     ----------            ----------
                                                                         25,041                19,600
                                                                     ----------            ----------
                                                                        831,260               835,031
                                                                     ----------            ----------

OTHER PROPERTY AND INVESTMENTS                                            8,891                15,064
                                                                     ----------            ----------

CURRENT ASSETS:
  Cash and cash equivalents                                              40,287                12,819
  Receivables-
    Customers (less accumulated provisions
      of $517,000 and $559,000, respec-
      tively, for uncollectible accounts)                                32,213                28,122
    Parent company                                                       20,559                19,737
    Other                                                                14,567                17,427
  Materials and supplies, at average cost-
    Fuel                                                                  6,432                 4,350
    Other                                                                10,792                12,088
  Prepayments                                                             3,792                 4,868
                                                                     ----------            ----------
                                                                        128,642                99,411
                                                                     ----------            ----------

DEFERRED CHARGES:
  Regulatory assets                                                     228,958               222,301
  Other                                                                   8,458                 9,176
                                                                     ----------            ----------
                                                                        237,416               231,477
                                                                     ----------            ----------
                                                                     $1,206,209            $1,180 983
                                                                     ==========            ==========

                                                 -2-

                                         PENNSYLVANIA POWER COMPANY

                                               BALANCE SHEETS
                                                 (Unaudited)
                                                                 September 30,           December 31,
                                                                     1994                     1993
                                                                 -------------           ------------
                                                                           (In thousands)
               CAPITALIZATION AND LIABILITIES
               ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value,
      authorized 6,500,000 shares-
      6,290,000 shares outstanding                               $   188,700               $  188,700
   Other paid-in capital                                                (440)                    (310)
   Retained earnings                                                  73,277                   66,392
                                                                 -----------               ----------
     Total common stockholder's equity                               261,537                  254,782
  Preferred stock-
    Not subject to mandatory redemption                               50,905                   50,905
    Subject to mandatory redemption                                   15,000                   20,500
  Long-term debt-
    Associated companies                                              16,260                   16,401
    Other                                                            423,593                  424,154
                                                                 -----------               ----------
                                                                     767,295                  766,742
                                                                 -----------               ----------
CURRENT LIABILITIES:
  Currently payable preferred stock
  and long-term debt-
    Associated companies                                               9,411                   10,216
    Other                                                             13,594                    1,788
  Accounts payable-
    Associated companies                                               8,848                    7,755
    Other                                                             26,657                   32,680
  Accrued taxes                                                        9,515                    6,658
  Accrued interest                                                     7,651                    9,924
  Other                                                               20,163                   14,308
                                                                  ----------               ----------
                                                                      95,839                   83,329
                                                                  ----------               ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                  282,043                  273,319
  Accumulated deferred investment tax credits                         32,547                   33,560
  Other                                                               28,485                   24,033
                                                                  ----------               ----------
                                                                     343,075                  330,912
                                                                  ----------               ----------
COMMITMENTS, GUARANTEES AND
 CONTINGENCIES (Note 2)                                           ----------               ----------

                                                                  $1,206,209               $1,180,983
                                                                  ==========               ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                                                 -3-

                                                  PENNSYLVANIA POWER COMPANY

                                                   STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                               Three Months Ended        Nine Months Ended
                                                                  September 30,             September 30,
                                                               ------------------        ------------------
                                                               1994          1993        1994          1993
                                                               ----          ----        ----          ----
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 11,224        $11,134    $ 27,158      $ 29,413
  Adjustments to reconcile net income to net
   cash from operating activities-
    Provision for depreciation                                 7,709          6,636      21,936        22,839
    Nuclear fuel and lease amortization                        2,886          3,428       7,713         6,705
    Deferred income taxes, net                                 8,871          4,605      11,257        10,859
    Investment tax credits, net                                 (338)          (436)     (1,013)       (1,307)
    Allowance for equity funds used during
      construction                                               (95)            77        (315)         (136)
    Deferred fuel costs, net                                  (2,562)          (607)     (4,765)       (4,553)
    Cumulative effect of a change in accounting
      for unbilled revenues                                     --             --          --          (5,653)
    Other                                                       (380)          --        (1,127)         --
                                                            --------       --------    --------      --------
        Internal cash before dividends                        27,315         24,837      60,844        58,167
    Receivables                                               (4,974)        (3,175)     (2,053)        3,592
    Materials and supplies                                       593          1,743        (786)        1,669
    Accounts payable                                          (3,218)        (2,084)       (457)        2,718
    Other                                                      3,554          6,249      16,565       (10,418)
                                                            --------       --------    --------      --------
        Net cash provided from operating activities           23,270         27,570      74,113        55,728
                                                            --------       --------    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Preferred stock                                             --           24,654        --          24,654
    Long-term debt                                            11,961        147,945      11,969       147,945
  Redemptions and Repayments-
    Preferred stock                                            6,325         28,170       6,687        28,970
    Long-term debt                                             2,849        110,769       7,664       124,005
    Notes payable, net                                          --           28,000        --          11,000
  Dividend Payments-
    Common stock                                               5,347          5,347      16,040        16,040
    Preferred stock                                            1,166          1,210       3,875         4,272
                                                            --------       --------    --------      --------
        Net cash used for financing activities                 3,726            897      22,297        11,688
                                                            --------       --------    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                           5,986          7,663      24,141        28,299
  Other                                                          (83)           252         207           343
                                                            --------       --------    --------      --------
        Net cash used for investing activities                 5,903          7,915      24,348        28,642
                                                            --------       --------    --------      --------

Net increase in cash and cash equivalents                     13,641         18,758      27,468        15,398
Cash and cash equivalents at beginning of period              26,646            303      12,819         3,663
                                                            --------       --------    --------      --------
Cash and cash equivalents at end of period                  $ 40,287       $ 19,061    $ 40,287      $ 19,061
                                                            ========       ========    ========      ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                                                 -4-

                          PENNSYLVANIA POWER COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1 -  FINANCIAL STATEMENTS:

          The condensed financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the financial statements and notes included in Pennsylvania Power Company's (Company) 1993 Annual Report to Stockholders. The results of operations are not intended to represent results of operations for any future period.

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

     Guarantees --

          The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of September 30, 1994, the Company's share of the guarantee was $10,952,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

     Environmental Matters --

          Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated additional capital expenditures for environmental compliance of approximately
$17,000,000, which is included in the construction forecast under "Construction Program" for 1994 through 1998.

          The Clean Air Act Amendments of 1990 require significant reductions of sulfur dioxide (SO2) and oxides of nitrogen (NOx) from the Company's coal-fired generating units by 1995 and additional emission reductions by 2000. Compliance options include, but are not limited to, installing additional pollution control equipment, burning less polluting fuel, purchasing emission

                           PENNSYLVANIA POWER COMPANY
                              NOTES - (Continued)

allowances, operating facilities in a manner that minimizes pollution and retiring facilities. In a system compliance plan for the Company and Edison submitted to the Pennsylvania Public Utility Commission and to the Environmental Protection Agency (EPA), the Company stated that SO2 reductions for the years 1995 through 1999 likely will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Equipment already installed, or to be installed by May 1995, is expected to provide NOx reductions sufficient to meet 1995 requirements. Plans for complying with the year 2000 and later reductions have not been finalized. EPA is conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.

          The Pennsylvania Department of Environmental Resources has issued regulations dealing with the storage, treatment, transportation and disposal of residual waste such as coal ash and scrubber sludge. These regulations impose additional requirements relating to permitting, ground water monitoring, leachate collection systems, closure, liability insurance and operating matters. The Company is considering various compliance options but is presently unable to determine the ultimate increase in capital and operating costs at existing sites.

          Legislative, administrative and judicial actions will continue to change the way that the Company must operate in order to comply with environmental laws and regulations. With respect to any such changes and to the environmental matters described above, the Company expects that any resulting additional capital costs which may be required, as well as any required increase in operating costs, would ultimately be recovered from its customers.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

          We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly-owned subsidiary of Ohio Edison Company) as of September 30, 1994, and the related statements of income and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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





                                     ARTHUR ANDERSEN LLP

Cleveland, Ohio,
November 4, 1994

                          PENNSYLVANIA POWER COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings on common stock for the nine month period ended September 30, 1994, increased 19.2% over 1993, excluding the cumulative effect of a change in accounting for unbilled revenues during 1993. Earnings in the third quarter of 1994 increased 3.6% over the same period last year.

          Higher retail sales during the nine months ended September 30, 1994, pushed total sales revenue up by $8,200,000 over the same period last year. Residential and commercial sales rose 7.6% and 8.0%, respectively, and industrial sales increased 6.2%. Total kilowatt-hour sales remained relatively flat in the first nine months of 1994 due to a 20.9% decrease in sales to other utilities. Opportunities to sell power to other utilities were limited due to reduced demand for these sales, generating capacity constraints and increased demand in the retail sector.

          For the three months ended September 30, 1994, retail kilowatt-hour sales increased 3.6% compared to the third quarter of 1993. Residential and commercial sales increased 2.2% and 4.9%, respectively; sales to industrial customers increased 3.9% due to increased demand by manufacturers in the primary metals industry. Total kilowatt-hour sales were down 7.6% in the period due to a 39.5% decrease in sales to other utilities.

          Fuel and purchased power costs decreased in the third quarter of 1994 compared with 1993 as a result of the drop in total kilowatt-hour sales. Higher nuclear expenses during the 1994 periods were primarily due to corrective maintenance work and refueling costs at the Perry Plant. The plant was returned to full operational power on August 14, 1994, following the completion of the outage. Other operating costs increased in the first nine months of 1994 primarily due to charges relating to early retirement programs offered to qualifying employees.

          Preferred stock dividend requirements are lower for the 1994 periods due to the redemption of high cost issues of preferred stock during the second half of 1993 and the third quarter of 1994.

Capital Resources and Liquidity

          The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1994, capital requirements for property additions and capital leases are expected to be approximately $10,000,000, including $3,000,000 for nuclear fuel. Cash requirements for maturing long-term debt are approximately $300,000 for the remainder of 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


          As of September 30, 1994, the Company had approximately $40,000,000 of cash and temporary investments and no short-term indebtedness. The Company had $5,000,000 of unused short-term bank lines of credit as of September 30, 1994, and $32,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

          During the third quarter of 1994, the Company issued $12,700,000 of 6.15% pollution control notes. The proceeds from that issue will be used in the fourth quarter of 1994 to redeem a like amount of 12% pollution control notes. The Company also redeemed $6,000,000 of preferred stock during the quarter.

          The Company currently serves five municipalities, three of which had agreements that expired on September 1, 1994. The Company signed new five-year agreements (commencing September 1, 1994) with two of these municipalities. The third filed a request with the Federal Energy Regulatory Commission on September 9, 1994, to require the Company to provide transmission services. The Company has filed a response to that request and is awaiting Commission action. The Company continues to negotiate with this municipality as well as the other two whose agreements expire on September 1, 1995.

          Caparo Group purchased the assets of Sharon Steel Corporation, formerly the Company's largest customer, on October 26, 1994 in bankruptcy court. Caparo Group currently plans to have the facility operational by April 1995. They plan to produce in excess of 800,000 tons of steel in 1995 utilizing electric arc furnaces.

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






November 7, 1994




                                   PENNSYLVANIA POWER COMPANY
                                   --------------------------
                                           Registrant



                                     /s/ Robert P. Wushinske
                                   ----------------------------
                                         Robert P. Wushinske
                                           Vice President
                                      Chief Accounting Officer