Form 10-K
period 1994-12-31
PENNSYLVANIA POWER CO
filed 1995-03-22
CIK 77278

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                   to
                               ------------------  ----------------
                     Commission File Number 1-3491

                      PENNSYLVANIA POWER COMPANY
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         PENNSYLVANIA                               25-0718810
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

    1 EAST WASHINGTON STREET
         P.O. BOX 891,
    NEW CASTLE, PENNSYLVANIA                           16103
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (412) 652-5531
      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS               ON WHICH REGISTERED
        -------------------              ---------------------
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


     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.      X
                                                  ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                        Yes  X            No
                            ---              ---
     State the aggregate market value of the voting stock held by non-
affiliates of the registrant:   None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
$30 par value - 6,290,000 shares outstanding at March 22, 1995.


Documents incorporated by reference        PART OF FORM 10-K INTO WHICH
(to the extent indicated herein):            DOCUMENT IS INCORPORATED
- ------------------------------------       ----------------------------
  1994 Annual Report to Stockholders                  Part II
         (Pages 1-4 and 6-19)

























































                           TABLE OF CONTENTS


                                                               Page
                                                               ----
Part I
  Item  1. Business                                             1
             The Company                                        1
             Central Area Power Coordination Group              1
             Financing and Construction                         2
             Future Financing                                   2
             Coverage Requirements                              3
             Utility Regulation                                 3
             Nuclear Regulation                                 4
             Nuclear Insurance                                  4
             Environmental Matters                              6
             Air Regulation                                     6
             Water Regulation                                   6
             Waste Disposal                                     7
             Summary                                            7
             Fuel Supply                                        7
             Nuclear Fuel                                       8
             Capacity and Reserves                              8
             Regional Reliability                               9
             Competition                                        9
             Employees                                          9
  Item  2. Properties                                           9
  Item  3. Legal Proceedings                                   10
  Item  4. Submission of Matters to a Vote of Security
             Holders                                           11


Part II
  Item  5. Market for Registrant's Common Equity and
             Related Stockholder Matters                       11
  Item  6. Selected Financial Data                             11
  Item  7. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                        11
  Item  8. Financial Statements and Supplementary Data         11
  Item  9. Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure            11

Part III
  Item 10. Directors and Executive Officers of the
             Registrant                                        11
  Item 11. Executive Compensation                              13
             Summary Executive Compensation Table              13
             Long-Term Incentive Plan Table                    14
             Supplemental Executive Retirement Plan            14
             Pension Plan                                      15
             Additional Information Regarding Compensation     15
             Compensation of Directors                         15
  Item 12. Security Ownership of Certain Beneficial
             Owners and Management                             16
  Item 13. Certain Relationships and Related Transactions      16


Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                       16

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

           The Company furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. The Company also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by the Company has a population of approximately 340,000.

Central Area Power Coordination Group (CAPCO)

           In September 1967, the CAPCO companies, consisting of the Company, Edison, The Cleveland Electric Illuminating Company (CEI), Duquesne Light Company (Duquesne) and The Toledo Edison Company, announced a program for joint development of power generation and transmission facilities. Included in the program are Unit 7 at the
W. H. Sammis Plant, Units 1, 2 and 3 at the Bruce Mansfield Plant, Unit 1 at the Beaver Valley Power Station and Unit 1 at the Perry Nuclear Power Plant, each now in service.

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

           Under the agreements governing the construction and operation of CAPCO generating units, the responsibility is assigned to a specific CAPCO company. CEI has such responsibilities for Perry
Unit 1 and Duquesne is responsible for Beaver Valley Unit 1. The Companies monitor activities in connection with these units but must rely to a significant degree on the operating company for necessary

                                 - 1 -
information. The Companies in their oversight role as a practical matter cannot be privy to every detail; it is the operating company that must directly supervise activities and then exercise its reporting responsibilities to the co-owners. The Companies critically review the information given to them by the operating company, but they cannot be absolutely certain that things that they would have considered significant have been reported or that they would always have reached exactly the same conclusion about matters that are reported. In addition, the time that is necessarily part of the compiling and analyzing process creates a lag between the occurrence of events and the time the Companies become aware of their significance. The Company has similar responsibilities to the other CAPCO companies with respect to Bruce Mansfield Units 1, 2 and 3 and Edison has those responsibilities with respect to W. H. Sammis Unit 7.

Financing and Construction

           The Company accesses the capital markets from time to time to provide funds for its construction program and to refinance existing securities.

  Future Financing

           The Company's total construction costs, excluding nuclear fuel, amounted to approximately $26,000,000 in 1994. Such costs included expenditures for the betterment of existing facilities and for the construction of transmission lines, distribution lines, substations and other additions. For the years 1995-1999, such construction costs are estimated to be approximately $138,000,000, of which approximately $28,000,000 is applicable to 1995. See "Environmental Matters" below with regard to possible environment-related expenditures not included in this estimate.

           During the 1995-1999 period, maturities of, and sinking fund requirements for, long-term debt (excluding nuclear fuel) and preferred stock will require the expenditure by the Company of approximately $69,000,000, of which approximately $15,000,000 is applicable to 1995.

           The Company leases its nuclear fuel requirements from OES Fuel, Incorporated (a wholly owned subsidiary of Edison). Investments for additional nuclear fuel during the 1995-1999 period are estimated to be approximately $29,000,000, of which approximately $4,000,000 applies to 1995. During the same periods, the Company's nuclear fuel investments are expected to be reduced by approximately $39,000,000 and $9,000,000, respectively, as the nuclear fuel is consumed. The Company recovers the cost of nuclear fuel consumed through its electric rates.

           Based on its present plans, the Company could provide for its cash requirements in 1995 from the following sources: funds to be received from operations; available cash and temporary cash investments (approximately $42,000,000 as of December 31, 1994); funds available under short-term bank credit arrangements presently aggregating $5,000,000; and the ability to borrow up to $50,000,000 from Edison, if available, under a system funds pool agreement. Additionally, the Company has $32,000,000 of unused bank facilities which may be borrowed for up to several days at the banks' discretion.



                               - 2 -
           For the period 1995-1999, external financings may be used to provide a portion of the Company's cash requirements. The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Company to comply with coverage requirements in order to issue first mortgage bonds and preferred stock. The Company will continue to monitor financial market conditions and, where appropriate, may take advantage of economic opportunities to refund debt and preferred stock to the extent that its financial resources permit.

           Except as otherwise indicated, the foregoing statements with respect to construction expenditures are based on estimates made in February 1995 and are subject to change based upon the progress of and changes required in the construction program, including periodic reviews of costs, changing customer requirements for electric energy, the level of earnings and resulting changes in applicable coverage requirements, conditions in capital markets, changes in regulatory requirements and other relevant factors.

  Coverage Requirements

           The coverage requirements contained in the first mortgage indenture under which the Company issues first mortgage bonds provide that, except for certain refunding purposes, the Company may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indenture, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. The Company's articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter.

           With respect to the issuance of first mortgage bonds, other requirements also apply and are more restrictive than the earnings test at the present time. The Company is currently able to issue $96,000,000 principal amount of first mortgage bonds, with up to $19,000,000 of such amount issuable against property additions; the remainder could be issued against previously retired bonds. Based upon earnings for 1994, the Company would be permitted, under the earnings coverage test contained in the Company's charter, to issue at least $56,000,000 of preferred stock at an assumed dividend rate of 9.50%. If the Company were to issue additional debt at or prior to the time it issued preferred stock, the amount of preferred stock which would be issuable would be reduced.

           To the extent that coverage requirements or market conditions restrict the Company's ability to issue desired amounts of first mortgage bonds or preferred stock, the Company may seek other methods of financing. Such financings could include the sale of common stock to Edison, or of such other types of securities as might be authorized by the Pennsylvania Public Utility Commission (PPUC) which would not otherwise be sold and could result in annual interest charges and/or dividend requirements in excess of those that would otherwise be incurred.


                               - 3 -
Utility Regulation

           The Company is subject to broad regulation as to rates and other matters by the PPUC. With respect to its wholesale and interstate electric operations and rates, the Company is subject to regulation, including regulation of its accounting policies and practices, by the Federal Energy Regulatory Commission (FERC).

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

           The Company sells power to four wholesale customers under agreements which were extended in 1994; two of the agreements expire in March 1997, and the other two will be in effect until September 1999. The Company also sells power to a fifth municipality which received bids from third parties for power and filed a request with the FERC in September 1994 to require the Company to provide transmission services. On January 25, 1995, FERC ordered the Company to provide transmission services to the municipality and directed both parties to resolve the pricing, terms and conditions of this service. If the Company cannot reach an agreement with the municipality on these issues by April 5, 1995, FERC will establish the final terms.

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

           The construction permit and operating license issued by the NRC applicable to Perry Unit 1 is conditioned to require, among other things: (i) maintenance, emergency, economy and wholesale power and reserve sharing to be made available to, (ii) interconnections to be made with, and (iii) wheeling to be provided for, electric generating and/or distribution systems (or


                               - 4 -
municipalities or cooperatives with the right to engage in such functions) if such entities so request and to permit such entities to become members of CAPCO (subject to certain prerequisites with respect to size), or to acquire a share of the capacity of Perry Unit 1 or any other future nuclear units, if they so desire. In September 1987, Edison asked the NRC to suspend these license conditions. In April 1991, the NRC Staff denied Edison's application; accordingly, Edison petitioned the NRC for a hearing. Pursuant to this request the matter was referred to the Atomic Safety and Licensing Board (ASLB). The ASLB ruled against Edison in November 1992. Edison petitioned the NRC to review the ASLB decision in December 1992. On August 3, 1993, the NRC ruled that the license conditions will not be suspended. On October 1, 1993, Edison appealed the NRC decision in the United States Court of Appeals for the District of Columbia Circuit. If these license conditions are not suspended, they could have a materially adverse but presently undeterminable effect on the Company's future business operations.

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

Nuclear Insurance

           The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $8,920,000,000 (assuming 110 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200,000,000; and (ii) $8,720,000,000 provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $75,500,000 (but not more than $10,000,000 per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on its present ownership interest in Beaver Valley Unit 1 and the Perry Plant, the Company's maximum potential assessment under these provisions (assuming the other CAPCO companies were to contribute their proportionate share of any assessments under the retrospective rating plan) would be $18,000,000 per incident but not more than $2,300,000 in any one year for each incident.

           In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Company has also obtained




                               - 5 -
insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Company is a member of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Company has policies, renewable yearly, corresponding to its interest in Beaver Valley Unit 1 and the Perry Plant, which provide an aggregate indemnity of up to approximately $53,100,000 for replacement power costs incurred during an outage after an initial 21-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Company's present maximum aggregate assessment for incidents occurring during a policy year would be approximately $500,000.

           The Company is insured as to its interest in Beaver Valley Unit 1 and the Perry Plant under property damage insurance provided by American Nuclear Insurers (ANI) and Mutual Atomic Energy Liability Underwriters (MAELU) to the operating company for each plant. Under the ANI/MAELU arrangements, $500,000,000 of primary coverage and $850,000,000 of excess coverage for decontamination costs, debris removal and repair and/or replacement of property is provided for Beaver Valley Unit 1 and the Perry Plant. The Company pays annual premiums for this coverage and is not liable for retrospective assessments.

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

           The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1,060,000,000 or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can


                               - 6 -
be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Company is unable to predict what effect these requirements may have on the availability of insurance proceeds to the Company for the Company's bondholders.

Environmental Matters

           Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated capital expenditures for environmental compliance of approximately $12,000,000, which is included in the construction estimate given under "Financing and Construction - Future Financing" for 1995 through 1999.

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

           The Clean Air Act Amendments of 1990 require significant reductions of SO2 and nitrogen oxides (NOx) from the Company's coal-fired generating units by 1995 and additional emission reductions by 2000. Compliance options include, but are not limited to, installing additional pollution control equipment, burning less-polluting fuel, purchasing emission allowances, operating facilities in a manner that minimizes pollution, and retiring facilities. In a system compliance plan for the Company and Edison submitted to the PPUC and to the EPA, the Company stated that SO2 reductions for the years 1995 through 1999 likely will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Equipment already installed, or to be installed by May 1995, is expected to provide NOx reductions sufficient to meet 1995 requirements. Plans for complying with the year 2000 and later reductions have not been finalized. The EPA is conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.


                               - 7 -
           The Company is required to meet federally approved SO2 regulations. Violation of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $25,000 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The EPA has proposed regulations that could change the interim enforcement policy, including the method of determining compliance with emission limits. The Company cannot predict what action the EPA may take in the future with respect to proposed regulations or the interim enforcement policy.

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

  Summary

           Environmental controls are still in the process of development and require, in many instances, balancing the needs for additional quantities of energy in future years and the need to protect the environment. As a result, the Company cannot now estimate the precise effect of existing and potential regulations and legislation upon any of its existing and proposed facilities and operations or upon its ability to issue additional first mortgage bonds under its mortgage. The mortgage contains covenants by the


                               - 8 -
Company to observe and conform to all valid governmental requirements at the time applicable unless in course of contest, and provisions which, in effect, prevent the issuance of additional bonds if there is a completed default under the mortgage. The provisions of the mortgage, in effect, also require, in the opinion of counsel for the Company, that certification of property additions as the basis for the issuance of bonds or other action under the mortgage be accompanied by an opinion of counsel that the Company certifying such property additions has all governmental permissions at the time necessary for its then current ownership and operation of such property additions. The Company intends to contest any requirements it deems unreasonable or impossible for compliance or otherwise contrary to the public interest. Developments in these and other areas of regulation may require the Company to modify, supplement or replace equipment and facilities, and may delay or impede the construction and operation of new facilities, at costs which could be substantial. The Company expects that the impact of any such costs would eventually be reflected in its rate schedules.

Fuel Supply

           The Company's sources of generation during 1994 were 69.6% coal and 30.4% nuclear. All of the Company's coal supply for the New Castle Plant is currently supplied through spot purchases of coal produced from nearby reserves.

           The Company estimates its 1995 coal requirement to be 1,300,000 tons (including its share of the coal requirements of CAPCO's W. H. Sammis Unit 7 and the Bruce Mansfield Plant). The coal requirements of W. H. Sammis Unit 7 are furnished from mines located in Ohio, Pennsylvania and West Virginia through spot purchases and Edison contracts which expire at various times through February 28, 2003. See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

           The Company, together with the other CAPCO companies, has several guarantees (the Company's composite percentage being approximately 6.7%) of certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant (see Note 7 of Notes to Financial Statements). As of December 31, 1994, the Company's share of the guarantees was $10,952,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations. This contract extends to December 31, 1999.

           The Company's fuel costs (excluding disposal costs) for each of the five years ended December 31, 1994, were as follows:

                                      1994  1993  1992  1991  1990
                                      ----  ----  ----  ----  ----
Cost of fuel consumed per
 million BTUs:
     Coal                            $1.34  $1.37 $1.42 $1.41 $1.39
     Nuclear                         $ .88  $ .97 $ .94 $1.05 $ .98
Average fuel cost per
 kilowatt-hour generated (cents)      1.29   1.36  1.34  1.41  1.38





                               - 9 -
      Nuclear Fuel

        OES Fuel is the sole lessor for the Company's nuclear fuel requirements (see "Financing and Construction - Future Financing" and
Note 1 of Notes to Financial Statements).

        The Company and OES Fuel have contracts for the supply of uranium sufficient to meet projected needs through 2000 and conversion services sufficient to meet projected needs through 2001. Fabrication services for fuel assemblies have been contracted by the CAPCO companies for the next four reloads for Beaver Valley Unit 1 (through approximately 2000), and the next six reloads for Perry Unit 1 (through approximately 2004). The CAPCO companies have a contract with the U.S. Enrichment Corporation for enrichment services for all CAPCO nuclear units through 2014.

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

Capacity and Reserves

        The 1994 net maximum hourly demand on the Company of 710,000 kilowatts (kW) (including 63,000 kW of firm power sales which extend through 2005 as discussed under "Competition") occurred on June 20, 1994. The seasonal capability of the Company on that day was 824,000 kW. Of that capability, 13.8% was available to serve additional load, after giving effect to term power sales to other utilities. Based on existing capacity plans, the load forecast made in November 1994 and anticipated term power sales to other utilities, the capacity margins during the 1995-1999 period are expected to range from about 7% to 13%.

Regional Reliability

        The Companies participate with 26 other electric companies operating in nine states in the East Central Area Reliability
Coordination Agreement (ECAR), which was organized for the purpose of furthering the reliability of bulk power supply in the area


                               - 10 -
through coordination of the planning and operation by the ECAR members of their bulk power supply facilities. The ECAR members have established principles and procedures regarding matters affecting the reliability of the bulk power supply within the ECAR region. Procedures have been adopted regarding: i) the evaluation and simulated testing of systems' performance; ii) the establishment of minimum levels of daily operating reserves; iii) the development of a program regarding emergency procedures during conditions of declining system frequency; and iv) the basis for uniform rating of generating equipment.

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

        Technological advances and regulatory changes are driving forces toward increasing competition in the energy market. In addition, many large electricity users continue to push for some form of retail wheeling, which would enable retail customers to purchase electricity from producers other than the local utility. While regulators appear to be increasingly reluctant to move in this direction (primarily because of the adverse impact retail wheeling would have on small users) the debate is expected to place downward pressure on the Company's prices in the future.

        In an effort to more fully utilize its facilities and hold down rates to its other customers, the Company has entered into a long-term power sales agreement with another utility. Currently, the Company is selling 63,000 kW annually under this contract through December 31, 2005. The Company has the option to reduce this commitment by 21,000 kW, with three years advance notice.

Employees

        At December 31, 1994, the Company had 1,255 employees.

ITEM 2. PROPERTIES

        The Company's First Mortgage Indenture dated as of November 1, 1945, between the Company and Citibank, N.A. (successor to The First National Bank of the City of New York), as amended and supplemented, constitutes, in the opinion of the Company's counsel, a direct first lien on substantially all of the Company's physical property, subject only to excepted encumbrances, as defined in the Indenture. See Notes 4 and 5 of Notes to Financial Statements for information concerning leases and financing encumbrances affecting certain of the Company's properties.

        The Company owns, individually or, together with one or more of the other CAPCO companies as tenants in common, the generating units in service shown below:




                               - 11 -

                                       Net Demonstrated
                                        Capacity (kW)
                                    -----------------
                                              Company's   Ownership
Plant-Location                Unit    Total   Entitlement  Interest
- ---------------               ----    -----   ----------- ---------

Coal-Fired Units
- ----------------
     New Castle-
      West Pittsburg, PA       3-5   333,000    333,000    100.00%
     Bruce Mansfield-
      Shippingport, PA           1   780,000     33,000      4.20%
                                 2   780,000     53,000      6.80%
                                 3   800,000     50,000      6.28%
     W. H. Sammis-
      Stratton, OH               7   600,000    125,000     20.80%

Nuclear Units
- -------------
     Beaver Valley-
      Shippingport, PA           1   810,000    142,000     17.50%
     Perry-North
      Perry Village, OH          1 1,194,000     63,000      5.24%

Oil-Fired Units
- ---------------
     Various                         164,000     25,000     15.18%
                                                -------
     Total                                      824,000
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

          The Company's generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV. The Company's overhead and underground transmission lines aggregate 606 miles.

          The Company's electric distribution systems include 5,071 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. It owns, individually or, together with one or more of the other CAPCO companies as tenants in common, 84 substations with a total installed transformer capacity of 3,717,505 kilovolt-amperes, of which 16 are transmission substations, including 8 located at generating plants.

          The Company's transmission lines also interconnect with those of Edison, Duquesne and West Penn Power Company. These interconnections make possible utilization by the Company of generating capacity constructed as a part of the CAPCO program, as



                               - 12 -
well as providing opportunities for the sale of power to other utilities.

ITEM 3. LEGAL PROCEEDINGS

          In 1991, the CAPCO companies, as co-plaintiffs, filed suit against Westinghouse Electric Corporation in the United States District Court for the Western District of Pennsylvania, for design flaws relating to Beaver Valley Units 1 and 2 steam generators supplied by Westinghouse. The suit principally alleged that the Westinghouse steam generators contain serious design defects causing such problems as tube corrosion and cracking, which has led to higher maintenance costs and the possible replacement of the steam generators earlier than the 40-year design life. The Court rejected the claims of the CAPCO companies in December 1994. The CAPCO companies have appealed the verdict to the United States Court of Appeals for the Third Circuit.

        See "Item 1 - Business - Nuclear Regulation" for information with respect to legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        The Company is a wholly owned subsidiary of Edison. Quarterly dividends of $.85 per share were paid on the Company's common stock during 1994 and 1993.

        For information with respect to certain restrictions on the payment of cash dividends on common stock, see Note 5(a) of Notes to Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by Items 6 through 8 is incorporated herein by reference to the Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Financial Statements included on pages 1 through 4 and 6 through 19 in the Company's 1994 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.





                               - 13 -
                               PART III

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

H. Peter Burg-Age 48

      President of the Company since August 3, 1994. Senior Vice
      President and Chief Financial Officer of Edison since 1989.
      Director of the Company since 1988. Mr. Burg is also a director of Edison.

Robert H. Carlson-Age 68

      Retired in 1989 as President and Chief Executive Officer of Universal-Rundle Corporation, a manufacturer of plumbing fixtures. Director of the Company since 1983. Mr. Carlson is also a director of Edison and First Shenango Bancorp, Inc.

J. R. Edgerly-Age 64

      Vice President of the Company since 1980; Secretary and General Counsel of the Company from 1987 to 1994. Director of the Company since 1973.

Willard R. Holland-Age 58

      Chairman of the Board, Chief Executive Officer, and Chief Financial Officer of the Company and President and Chief Executive Officer of Edison, since 1993. President and Chief Operating Officer of Edison from 1991 to 1993. Senior Vice President from 1988 to 1991 of Detroit Edison Company, an electric utility. Director of the Company since 1991. Mr. Holland is also a director of Edison.

Joseph J. Nowak-Age 63

      Retired. Consultant during 1993 and Vice President during 1992 of Armco Inc., and Executive Vice President-Operations from 1988 to 1992 of Cyclops Industries, Inc., manufacturers of steel products. Cyclops Industries, Inc. merged with Armco Inc. in 1992. Director of the Company since 1982.

Jack E. Reed-Age 52

      Vice President of the Company since 1992. Manager, Substation and Distribution, from 1991 to 1992 and Manager, Transmission and Distribution Maintenance, from 1988 to 1991 of Edison.
      Director of the Company since 1992.



                               - 14 -
Richard L. Werner-Age 63

      Chairman of the Board, President, and Chief Executive Officer since 1980 of Werner Co., Inc., manufacturer of aluminum extrusions, ladders and scaffolding. Director of the Company since 1993.

Robert P. Wushinske-Age 55

      Secretary and General Counsel of the Company since 1994 and Vice President and Treasurer of the Company since 1987.

David W. McKean-Age 42

      Comptroller of the Company since 1992. Director of Financial Reporting of Edison from 1985 to 1992.

ITEM 11.  EXECUTIVE COMPENSATION

                 SUMMARY EXECUTIVE COMPENSATION TABLE

                           Annual Compensation
                         ------------------------
    Name and                                          All Other
Principal Position   Year  Salary Bonus(1) Other(2) Compensation (3)
- ------------------   ----  ------ -------- -------- ----------------

W. R. Holland        1994  $ 92,346 $18,500 $   178    $ 8,917
 Chairman of the
 Board and Chief     1993    67,280  16,427     892      4,337
 Executive Officer   1992     -0-     -0-      -0-       -0-

R. L. Kensinger (4)  1994    96,324  14,847     195     93,367
 President           1993   151,610  18,551     588     11,214
                     1992   146,292  16,010   3,302     10,241

J. R. Edgerly (5)    1994   103,437   6,500    -0-       9,340
 Vice President      1993    99,986   8,487     189      7,409
                     1992    98,516   8,769     234      7,126

J. E. Reed           1994   109,532   9,666      12      6,214
 Vice President      1993   103,951   5,267   7,994      6,518
                     1992    99,067   5,487     215      5,448

R. P. Wushinske (5)  1994   103,747  10,170    -0-       5,529
 Vice President,
 Secretary,          1993    97,386   9,222     180      4,149
 Treasurer, and
 General Counsel     1992    94,966   9,225     305      3,990


(1) See Long-Term Incentive Plan Table for Incentive Compensation Plan awards deferred into the Common Stock Equivalent Account.

(2) Consists of reimbursement for income tax obligations on Executive Indemnity Program premium and on certain executive perquisites.




                               - 15 -
(3) For 1994, amount is comprised of (1) matching Edison Common Stock contributions under the tax qualified Savings Plan:
    Holland - $1,261; Kensinger - $2,099; Edgerly - $4,348; Reed
    - $4,437; Wushinske - $3,991; (2) the current dollar value of the Company's portion of the premiums paid in 1994 for insurance policies under the Executive Supplemental Life Plan (In accordance with recent interpretive guidance issued by the Securities and Exchange Commission, the methodology used to calculate these amounts has been changed to the interest-free loan method.): Holland - $3,773; Kensinger - $0; Edgerly - $4,992; Reed - $1,416; Wushinske - $1,538; (3)
    above market interest earned under the Executive Deferred Compensation Plan: Holland - $3,883; Kensinger - $5,164; Edgerly - $0; Reed - $340; Wushinske - $0; (4) a portion of the Executive Indemnity Program premium reportable as income:
    Holland - $0; Kensinger - $72; Edgerly - $0; Reed - $21; Wushinske - $0; and (5) banked vacation paid at end of service: Kensinger - $86,032.

(4) Mr. Kensinger passed away August 2, 1994.  Mr. H. Peter Burg,
    Senior Vice President of Edison, was elected President effective August 3, 1994.

(5) Mr. Wushinske replaced Mr. Edgerly as Secretary and General
    Counsel effective October 1, 1994.






































                                      LONG-TERM INCENTIVE PLAN TABLE
                                        AWARDS IN LAST FISCAL YEAR
                                                                             Estimated Future Payouts Under
                        Dollar    Number of    Performance or Other        Non-Stock Price Based Plan
                        Amount   Performance     Period Units           (Number of Performance Shares)
                                                                          --------------------------------
      Name               Deferred  Shares       Maturation or Payout   Threshold  Target    Maximum
- ---------------------    --------  ------       --------------------   ---------  ------    -------
W. R. Holland-CEO        $17,266         820           4 years              779       1,037      1,281
J. E. Reed                 2,834         135           4 years              128         148        163
J. R. Edgerly              -0-           -0-           4 years              -0-        -0-        -0-
R. P. Wushinske            -0-           -0-           4 years              -0-        -0-        -0-










































                                                                 - 17 -

     Mr. Holland must defer 50% of his annual Executive Incentive Compensation Plan award into a Common Stock Equivalent Account. Messrs. Reed, Edgerly, and Wushinske may voluntarily defer a portion of their annual incentive award into the Common Stock Equivalent Account. At the end of a four-year performance period, the Common Stock Equivalent Account attributed to the deferred award for that period will be valued as if the compensation deferred into the account had been invested in Edison's Common Stock and any dividends that would have been paid on such stock were reinvested on the date paid. This value may be increased or decreased based upon the total return of Edison's Common Stock relative to the Edison Electric Institute's Index of 100 Investor-Owned Electric Utility Companies during the period and the Companies' price change to residential customers relative to a peer group of twenty electric utilities selected from the Edison Electric Institute's Index of 100 Investor-Owned Electric Utility Companies. The final value of an executive's account will be paid to the executive in cash. If an executive retires, dies or otherwise leaves the employment of the Company prior to the end of the four-year deferral period, the executive's account will be valued and paid to the executive or the executive's beneficiary in the year following such event. Mr. R. L. Kensinger passed away on August 2, 1994. His account was valued and paid on March 1, 1995.

     The maximum amount in the above table will be earned if the Companies' price change to residential customers is ranked in the lowest (fifth) quintile of the peer group (i.e., the lowest 20 percent of the peer group) and Edison's total shareholder return is in the top (first) quintile compared to the index. The target amount will be earned if the Companies' price change to residential customers is in the fourth quintile and Edison's total shareholder return is in the second quintile. The threshold amount will be earned if the Companies' price change to residential customers is in or above the third quintile and Edison's total shareholder return is in or below the third quintile.

Supplemental Executive Retirement Plan

     The Company participates in the Ohio Edison System Supplemental Executive Retirement Plan. Mr. Holland is the only executive officer listed above who is eligible to participate in the Plan. At normal retirement, eligible senior executives of the Company who have five or more years of service with the Ohio Edison System are provided a retirement benefit equal to 65 percent of their highest annual salary from the Company, reduced by the executive's pensions under tax-qualified pension plans of the Company or other employers, any supplementary pension under the Company's Executive Deferred Compensation Plan, and Social Security benefits. Subject to exceptions that might be made in specific cases, senior executives retiring prior to age 65, or with less than five years of service, or both, may receive a similar but reduced benefit. This Plan also provides for disability and surviving spouse benefits. As of the end of 1994, the estimated annual retirement benefits of Mr. Holland from all of the above sources were $60,025.

Pension Plan

     The Company's trusteed noncontributory Pension Plan covers substantially all full-time employees including officers of the


                               - 18 -
Company. Pension benefits are determined using a formula based on a Pension Plan participant's years of accrued service and average rate of monthly earnings for the highest 60 months of the last 120 months of accrued service immediately preceding retirement or termination of service.

     Compensation covered by the Pension Plan consists of basic cash wages and compensation deferred through the Savings Plan up to the maximum amount permitted under the Internal Revenue Code of 1986, as adjusted in accordance with regulations. This amount was $150,000 per year for 1994 and is $150,000 per year for 1995. In addition, a supplementary pension benefit may be payable to participants in the Executive Deferred Compensation Plan. Compensation for 1994 covered by these two plans for the officers shown in the Executive Compensation Table who are not currently participants in the Ohio Edison System Supplemental Executive Retirement Plan is shown under the Salary column of the Table. The credited years of service for these same officers are as follows:
J. E. Reed-28 years; J. R. Edgerly-29 years and R. P. Wushinske-21 years.

     The following table shows the estimated annual amounts payable upon retirement as pension benefits under the Pension Plan and the supplemental pension benefit under the Executive Deferred Compensation Plan, based on specified compensation and years of credited service classifications, assuming continuation of both such present Plans and employment until age 65. Retirement prior to age 62 results in a reduction of pension benefits. The amounts shown are subject to a reduction based on an individual's covered compensation, date of birth and years of credited service as defined by the Pension Plan and its optional survivorship provision and to limitations based on requirements contained in the Internal Revenue Code of 1986, as amended, which limited the maximum annual retirement benefits under the Plans to $118,800 in 1994 and would limit benefits to $120,000 in 1995.

                      Estimated Annual Retirement Payment from the
                       Pension Plan and the Annual Supplementary
                         Pension Benefit under the Executive
                             Deferred Compensation Plan
                      ---------------------------------------------
                        15          25          35         45
 Applicable            Years       Years       Years      Years
Annual Earnings       Service     Service     Service    Service
- ---------------       -------     -------     -------    -------
   $ 90,000           $25,700     $40,100     $52,700    $62,600
    100,000            28,500      45,500      58,500     69,500
    110,000            31,400      50,100      64,400     76,500
    120,000            34,200      54,600      70,200     83,400
    130,000            37,100      59,200      76,100     90,400
    140,000            39,900      63,700      81,900     97,300

Additional Information Regarding Compensation

     The Board of Directors has no compensation committee. The
Board of Directors, other than Mr. Holland, establishes the compensation of Mr. Holland as chief executive officer; Mr. Holland establishes the compensation of the other executive officers of the Company.



                               - 19 -
Compensation of Directors

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT

   (a) Security Ownership of Certain Beneficial Owners at March
22, 1995:

                Name and Address of  Amount and Nature of   Percent
Title of Class   Beneficial Owner    Beneficial Ownership  of Class
- --------------  -------------------  --------------------  --------
Common Stock,   Ohio Edison Company    6,290,000 shares      100%
$30 par value   76 South Main Street     held directly
                Akron, Ohio 44308

   (b)Security Ownership of Management at December 31, 1994:

                 Title of Class
                 --------------                   Percent of Class
                    Edison                        ----------------
                 Common Stock         Nature of         Edison
                 ------------         Beneficial        Common
                 No. of Shares         Ownership         Stock
                 -------------         ---------         -----

H. P. Burg             8,587           Direct or       Less than
                                        Indirect       one percent
R. H. Carlson          3,418                "                "
J. R. Edgerly          2,015                "                "
W. R. Holland          5,356                "                "
J. J. Nowak              837                "                "
J. E. Reed             3,468                "                "
R. L. Werner             194
R. P. Wushinske        1,520                "                "
All directors and
  officers as a
  group               30,709                "                "

   (c) Changes in Control: Not applicable

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                             PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K






                               - 20 -
(a)  1. Financial Statements

     Included in Part II of this report and incorporated herein by reference to the Company's 1994 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.
                                                         Page No.
                                                         --------
    Statements of Income-Three Years Ended
       December 31, 1994 . . . . . . . . . . . . . . . . .   6
    Balance Sheets-December 31, 1994 and 1993. . . . . . .   7
    Statements of Capitalization-December 31,
       1994 and 1993 . . . . . . . . . . . . . . . . . . .   8
    Statements of Retained Earnings-Three Years
       Ended December 31, 1994 . . . . . . . . . . . . . .   9
    Statements of Capital Stock and Other Paid-In
       Capital-Three Years Ended December 31, 1994 . . . .   9
    Statements of Cash Flows-Three Years Ended
      December 31, 1994. . . . . . . . . . . . . . . . . .   10
    Statements of Taxes-Three Years Ended
      December 31, 1994. . . . . . . . . . . . . . . . . .   11
    Notes to Financial Statements. . . . . . . . . . . . .   12-18
    Report of Independent Public Accountants . . . . . . .   19

   2. Financial Statement Schedules

      Included in Part IV of this report:
                                                         Page No.
                                                         --------

    Report of Independent Public Accountants . . . . . . .    23
    Schedule - Three Years Ended December 31, 1994:

       II - Valuation and Qualifying Accounts. . . . . . .    24

    Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

    3. Exhibits

Exhibit
Number
- -------

    3-1   - Agreement of Merger and Consolidation dated April 1,
            1929, among Pennsylvania Power Company ("Penn Power"), Harmony Electric Company and Peoples Power Company (consummated May 31, 1930), copies of Letters Patent issued thereon, together with the Election Return and Treasurer's Return, relative to decrease of capital stock; Election Return authorizing change of capital stock and increase of indebtedness; Election Return authorizing change of capital stock; Election Return authorizing increase of capital stock; Election Return establishing 4.24% Preferred Stock; Certificate with respect to the establishment of the 4.64% Preferred Stock; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Pine-Mercer Electric Company,


                               - 21 -
Exhibit
Number
- -------
            Industry Borough Electric Company, Ohio Township Electric Company, and Shippingport Borough Electric Company; Certificate of Change of Location of Penn Power's principal office; Certificate of Consent authorizing increase in authorized Common Stock; Certificate of Consent with respect to the removal of limitations on the authorized amount of indebtedness of Penn Power; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Borolak Public Service Company, Eastfax Public Service Company, Norango Public Service Company, Sadwick Public Service Company, Sosango Public Service Company, Surrick Public Service Company, Wesango Public Service Company, and Westfax Public Service Company; Certificate of Change of Location of Penn Power's principal office; Amendment to the Charter extending the territory in which Penn Power may operate in the Borough of Shippingport, Beaver County, Pennsylvania; Certificate of Consent authorizing increase in authorized Common Stock; Certificate with respect to the establishment of the 8% Preferred Stock; Certificate accepting Business Corporation Law of Pennsylvania for government and regulation of affairs of Penn Power; Articles of Amendment incorporating certain protective provisions relating to Preferred Stock, increasing amount of authorized Preferred Stock and authorizing future increases in amounts of authorized Preferred Stock without a vote of the holders of Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 7.64% Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Articles of Amendment increasing the number of authorized shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.48% Preferred Stock; Articles of Amendment authorizing sinking fund requirements for Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11% Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 9.16% Preferred Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.24% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 10.50% Preferred Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series


                               - 22 -
Exhibit
Number
- -------
            of Shares with respect to the establishment of the 15.00% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 13.00% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred Stock, Series B; Articles of Amendment effective April 2, 1987, adding a standard of care for, and limiting the personal liability of, officers and directors; Articles of Amendment effective April 1, 1992, setting forth corporate purposes of the Company; Statement With Respect to Shares with respect to the establishment of the 7.625% Preferred Stock and Statement with Respect to Shares with respect to the establishment of the 7.75% Preferred Stock.(Physically filed and designated respectively, as follows: in Form A-2, Registration No. 2-3889, as Exhibit A-1; in Form 1-MD for 1938, File No. 2-3889, as Exhibit (a)-1; in Form 1-MD for 1945, File No. 2-3889, as Exhibit A; in Form U-1, File No. 70-2310, as Exhibit A-3 (d); in Form 8-K for March 1951, File No. 1-3491, as Exhibit B; in Form 8-K for June 1958, File No. 1-3491B, as Exhibit 1; in Form 10-K for 1959 as Exhibits 1, 2, 3 and 4; in Form 8-K for March 1960, File No. 1-3491B as Exhibit A; in Form U-1, File No. 70-3971, as Exhibit A-2; in Form U-1, File No. 70-4055, as Exhibit A-2; as Exhibits 1 through 8 in Form 8-K for January 1962, File No. 1-3491; as Exhibit A in Form 8-K for August 1963, File No. 1-3491; as Exhibits A and B in Form 8-K for September 1969, File No. 1-3491; as Exhibit B in Form 8-K for April 1971, File No. 1-3491; as Exhibit B in Form 8-K for September 1971, File No. 1-3491; in Form U-1, File No. 70-5264, as Exhibit A-2; as Exhibit A in Form 8-K for September 1972, File No. 1-3491; as Exhibit A in Form 8-K for December 1972, File No. 1-3491; as Exhibit A in Form 8-K for March 1973, File No. 1-3491; as Exhibit A in Form 8-K for December 1973, File No. 1-3491; as Exhibits A and C in Form 8-K for February 1974, File No. 1-3491; as Exhibits A and B in Form 8-K for January 1975, File No. 1-3491; as Exhibit F in Form 8-K for May 1975, File No. 1-3491; as Exhibit A in Form 8-K for April 1976, File No. 1-3491; as Exhibit G in Form 10-Q for quarter ended June 30, 1977, File No. 1-3491; as Exhibit C in Form 10-K for 1977, File No. 1-3491; as Exhibit A in Form 10-K for 1977, File No. 1-3491; as Exhibit D in Form 10-Q for quarter ended June 30, 1980, File No. 1-3491; as Exhibit (4) in Form 10-Q for quarter ended June 30, 1981, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended June 30, 1982, File No. 1-3491; as
            Exhibit 4 in Form 10-Q for quarter ended September 30, 1982, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1983, File No. 1-3491; as


                               - 23 -
Exhibit
Number
- -------
            Exhibit 4 in Form 10-Q for quarter ended March 31, 1984, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended June 30, 1984, File No. 1-3491; as
            Exhibit 4 in Form 10-Q for quarter ended September 30, 1985, File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1987 File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1992 File No. 1-3491; as Exhibit 19-2 in Form 10-K for 1992 File No. 1-3491; and as Exhibit 3-2 in Form 10-K for 1993 File No. 1-3491.)

    3-2   - By-Laws of the Company as amended March 25, 1992.(1992
            Form 10-K, Exhibit 3-3, File No. 1-3491.)

    4-1*  - Indenture dated as of November 1, 1945, between the
            Company and The First National Bank of the City of New York (now Citibank, N.A.), as Trustee, as supplemented and amended by Supplemental Indentures dated as of May 1, 1948, March 1, 1950, February 1, 1952, October 1,
            1957, September 1, 1962, June 1, 1963, June 1, 1969,
            May 1, 1970, April 1, 1971, October 1, 1971, May 1,
            1972, December 1, 1974, October 1, 1975, September 1, 1976, April 15, 1978, June 28, 1979, January 1, 1980,
            June 1, 1981, January 14, 1982, August 1, 1982,
            December 15, 1982, December 1, 1983, September 6, 1984, December 1, 1984, May 30, 1985, October 29,
            1985, August 1, 1987, May 1, 1988, November 1, 1989,
            December 1, 1990, September 1, 1991, May 1, 1992,
            July 15, 1992, August 1, 1992, and May 1, 1993, July
            1, 1993, August 31, 1993, September 1, 1993,
            September 15, 1993, October 1, 1993, and November 1, 1993. (Physically filed and designated as Exhibits 2(b) (1)-1 through 2(b) (l)-15 in Registration Statement File No. 2-60837; as Exhibits 2(b) (2), 2(b)
            (3), and 2 (b) (4) in Registration Statement File No. 2-68906; as Exhibit 4-2 in Form 10-K for 1981 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1982 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1983 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1984 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1985 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1987 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1988 File No. 1-3491; as Exhibit 19 in Form 10-K for 1989 File
            No. 1-3491; as Exhibit 19 in Form 10-K for 1990 File No. 1-3491; as Exhibit 19 in Form 10-K for 1991 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1992 File No. 1-3491; and as Exhibit 4-2 in Form 10-K for 1993 File No. 1-3491.)

(A) 4-2   - Supplemental Indenture dated as of August 1, 1994,
            between the Company and Citibank, N.A., as Trustee.
- --------------------
* Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.

                               - 24 -
Exhibit
Number
- -------
    10-1 - Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement of
            Ohio Edison Company, File No. 2-43102, Exhibit 5 (c)
            (2).)

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

    10-7  - CAPCO Basic Operating Agreement, as amended September
            1, 1980. (Registration Statement No. 2-68906, as
            Exhibit 10-5.)

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

    10-11 - Basic Operating Agreement between the CAPCO Companies, as amended January 1, 1993. (1993 Form 10-K,
            Exhibit 10-11, Ohio Edison Company.)

    10-12 - Memorandum of Agreement effective as of September 1,
            1980, among the CAPCO Group. (1991 Form 10-K, Exhibit
            19-2, Ohio Edison Company.)

                               - 25 -

Exhibit
Number
- -------
    10-13 - Operating Agreement for Beaver Valley Power Station
            Units Nos. 1 and 2 as Amended and Restated September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 10-15, File No. 1-2578, of Ohio Edison Company.)

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

    10-19 - Participation Agreement No. 3 relating to the financing of the development of certain coal mines, dated as of September 15, 1978, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc.,


                               - 26 -
Exhibit
Number
- -------
            General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibit 5 (e) (5).)

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

    10-23 - Agreement entered into as of October 20, 1981, among the CAPCO Companies regarding the use of Quarto Coal at Mansfield Units Nos. 1, 2 and 3. (1981 Form 10-K,
            Exhibit 20-1, File No. 1-2578, Ohio Edison Company.)

    10-24 - Restated Option Agreement dated as of May 1, 1983, by and between The North American Coal Corporation and the CAPCO Companies. (1983 Form 10-K, Exhibit 19-1,
            File No. 1-2578, Ohio Edison Company.)

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

    10-27 - Amendment No. 2 dated as of September 15, 1978, to
            Trust Indenture and Mortgage dated as of October 1,


                               - 27 -
Exhibit
Number
- -------
            1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee, together with Amendment No. 2 dated as of September 15, 1978, to Bond Guaranty dated as of October 1, 1973, as amended, between the CAPCO Group and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibits 5 (e) (11) and 5 (e) (12).)

    10-28 - Amendment No. 3 dated as of October 31, 1980, to Trust
            Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibit 10-16.)

    10-29 - Amendment No. 4 dated as of July 1, 1985, to Trust
            Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee. (1985 Form 10-K, Exhibit 10-28, File No. 1-2578, Ohio Edison Company.)

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

    10-32 - Trust Indenture dated as of December 1, 1991, between
            Quarto Mining Company and National City Bank, as Bond
            Trustee. (1991 Form 10-K, Exhibit 10-29, File No. 1-
            2578, Ohio Edison Company.)

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


                               - 28 -
Exhibit
Number
- -------
            Trustee. (1991 Form 10-K, Exhibit 10-33, File No. 1-
            2578, Ohio Edison Company.)

    10-37 - Amendment No. 6B dated as of December 30, 1991, to the
            Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-34, File No. 1-2578, Ohio Edison Company.)

    10-38 - Bond Guaranty dated as of December 1, 1991, by the
            CAPCO Companies to National City Bank, as Bond
            Trustee. (1991 Form 10-K, Exhibit 10-35, File No. 1-
            2578, Ohio Edison Company.)

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

(B) 10-43 - Ohio Edison Company Executive Incentive Compensation
            Plan (which includes, by definition, Pennsylvania
            Power Company). (1984 Form 10-K, Exhibit 19-2, File
            No. 1-2578, Ohio Edison Company.)

(B) 10-44 - Ohio Edison Company Executive Incentive Compensation
            Plan as amended February 16, 1987. (1986 Form 10-K,
            Exhibit 10-40, File No. 1-2578, Ohio Edison Company.)

(B) 10-45 - Ohio Edison System Restated and Amended Executive
            Deferred Compensation Plan. (1989 Form 10-K, Exhibit
            10-36, File No. 1-2578, Ohio Edison Company.)

(B) 10-46 - Ohio Edison System Restated and Amended Supplemental
            Executive Retirement Plan. (1989 Form 10-K, Exhibit
            10-37, File No. 1-2578, Ohio Edison Company.)

    10-47 - Operating Agreement for Perry Unit No. 1 dated March
            10, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-24, File No. 1-2578, Ohio Edison Company.)
                               - 29 -
Exhibit
Number
- -------
    10-48 - Operating Agreement for Bruce Mansfield Units Nos. 1,
            2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-25, File No. 1-2578, Ohio Edison Company.)

    10-49 - Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971, by and between the CAPCO
            Companies. (1987 Form 10-K, Exhibit 28-26, File No. 1-2578, Ohio Edison Company.)

    10-50 - OE-APS Power Interchange Agreement dated March 18,
            1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The Potomac Edison Company. (1987 Form 10-K, Exhibit 28-27, File No. 1-2578, of Ohio Edison Company.)

    10-51 - OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-28, File No. 1-2578, of
            Ohio Edison Company.)

    10-52 - Supplement No. 1 dated as of April 28, 1987, to the
            OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29, File No. 1-2578, of Ohio Edison Company.)

    10-53 - APS-PEPCO Power Resale Agreement dated March 18, 1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K,
            Exhibit 28-30, File No. 1-2578, of Ohio Edison
            Company.)

    10-54 - Pennsylvania Power Company Master Decommissioning
            Trust Agreement for Beaver Valley Power Station Unit
            No. 1 dated as of March 15, 1988. (1988 Form 10-K,
            Exhibit 10-41, File No. 1-3491.)

    10-55 - Pennsylvania Power Company Qualified Decommissioning
            Trust Agreement for Perry Nuclear Power Plant Unit No. 1 dated March 10, 1989. (1988 Form 10-K, Exhibit 10-
            42, File No. 1-3491.)

    10-56 - First Amendment dated May 31, 1991 to Pennsylvania
            Power Company Qualified Decommissioning Trust Agreement for Perry Nuclear Power Plant Unit No. 1. (1991 Form 10-K, Exhibit 10-46, File No. 1-3491.)

    10-57 - Nuclear Fuel Lease dated as of March 31, 1989, between
            OES Fuel, Incorporated, as Lessor, and Pennsylvania
            Power Company, as Lessee. (1989 Form 10-K, Exhibit 10-39, File No. 1-3491.)

Exhibit
Number
- -------
    12    - Fixed Charge Ratios

(A) 13    - 1994 Annual Report to Stockholders. (Only those
            portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)

    23    - Consent of Independent Public Accountants.

    27    - Financial Data Schedule

(A) Provided herein in electronic format as an exhibit.

(B) Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

    Pursuant to Rule 14a - 3(10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.

(b)  Reports on Form 8-K

     None

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Pennsylvania Power
Company:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in Pennsylvania Power Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 3, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                             ARTHUR ANDERSEN LLP



Cleveland, Ohio
February 3, 1995

                                                                                                      SCHEDULE II

                                        PENNSYLVANIA POWER COMPANY
                                     VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                 Additions
                                                        -------------------------
                                                         Charged        Charged
                                             Beginning  (Credited)      to Other                   Ending
          Description                         Balance   to Income       Accounts    Deductions     Balance
          -----------                        ---------  ----------      --------    ----------     -------
                                                            (In Thousands)
Year Ended December 31, 1994:

    Accumulated provision for
      uncollectible accounts. . . . . .     $    559      $ 1,020         $ 328(a)    $  1,392(b)    $  515
                                            ========      =======         =====       ========       ======


Year Ended December 31, 1993:

    Accumulated provision for
      uncollectible accounts. . . . .       $    429      $ 1,050         $ 288(a)    $  1,208(b)    $  559
                                            ========      =======         =====       ========       ======


Year Ended December 31, 1992:

    Accumulated provision for
      uncollectible accounts. . . . .       $    419      $14,548         $ 264(a)     $14,802(b)    $  429
                                            ========      =======         =====        =======       ======

- --------------------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.
















                                                                 - 33 -
                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PENNSYLVANIA POWER COMPANY

                            BY /s/Willard R. Holland
                               -----------------------------------
                                  Willard R. Holland
                                  Chairman of the Board and
                                  Chief Executive Officer
Date: March 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Willard R. Holland            /s/ Robert P.Wushinske
- ------------------------------    ------------------------------
    Willard R. Holland                Robert P. Wushinske
    Chairman of the Board and         Vice President and Treasurer
    Chief Executive Officer           (Principal Accounting
    (Principal Accounting             Officer)
     Officer)


/s/ H. Peter Burg                 /s/ Joseph J. Nowak
- ------------------------------    ------------------------------
    H. Peter Burg                     Joseph J. Nowak
    Director                          Director


/s/ Robert H. Carlson             /s/ Jack E. Reed
- -----------------------------     ------------------------------
    Robert H. Carlson                 Jack E. Reed
    Director                          Director


/s/ J. R. Edgerly                 /s/ Richard L. Werner
- -----------------------------     ------------------------------
    J. R. Edgerly                     Richard L. Werner
    Director                          Director




Date:  March 22, 1995







                               - 34 -