Form 10-Q
period 1995-03-31
PENNSYLVANIA POWER CO
filed 1995-05-04
CIK 77278

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


(Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

     6,290,000 shares of common stock, $30 par value, outstanding at May 4, 1995












                          PENNSYLVANIA POWER COMPANY



                               TABLE OF CONTENTS



                                                            Pages


Part I.  Financial Information

         Statements of Income                                 1

         Balance Sheets                                      2-3

         Statements of Cash Flows                             4

         Notes to Financial Statements                       5-6

         Report of Independent Public Accountants             7

         Management's Discussion and Analysis of Results
           of Operations and Financial Condition              8

Part II. Other Information





































PART I.  FINANCIAL INFORMATION
- ------------------------------

                                                  PENNSYLVANIA POWER COMPANY

                                                     STATEMENTS OF INCOME
                                                          (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                             -------------------
                                                                               1995        1994
                                                                             --------    --------
                                                                                (In thousands)
OPERATING REVENUES                                                           $ 73,916    $ 78,358
                                                                             --------    --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                                     14,208      17,184
  Nuclear operating costs                                                       7,885       9,019
  Other operating costs                                                        13,875      13,414
                                                                             --------    --------
     Total operation and maintenance expenses                                  35,968      39,617
  Provision for depreciation                                                    8,397       7,599
  Deferral of net regulatory assets                                               -          (984)
  General taxes                                                                 6,060       6,344
  Income taxes                                                                  6,650       7,596
                                                                             --------    --------
     Total operating expenses and taxes                                        57,075      60,172
                                                                             --------    --------
OPERATING INCOME                                                               16,841      18,186

OTHER INCOME                                                                      756         414
                                                                             --------    --------
TOTAL INCOME                                                                   17,597      18,600
                                                                             --------    --------
NET INTEREST:
  Interest expense                                                              8,411       8,576
  Allowance for borrowed funds used during construction                          (220)       (133)
                                                                             --------    --------
     Net interest                                                               8,191       8,443
                                                                             --------    --------
NET INCOME                                                                      9,406      10,157

PREFERRED STOCK DIVIDEND REQUIREMENTS                                           1,160       1,356
                                                                             --------    --------
EARNINGS ON COMMON STOCK                                                     $  8,246    $  8,801
                                                                             ========    ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                                                   PENNSYLVANIA POWER COMPANY

                                                          BALANCE SHEETS
                                                           (Unaudited)
                                                                                 March 31,       December 31,
                                                                                   1995             1994
                                                                                 ---------       ------------
                                                                                      (In thousands)

                 ASSETS
UTILITY PLANT:
  In service, at original cost                                                  $1,212,111        $1,215,831
  Less--Accumulated provision for depreciation                                     405,299           410,508
                                                                                ----------        ----------
                                                                                   806,812           805,323
                                                                                ----------        ----------
  Construction work in progress-
    Electric plant                                                                  16,053            11,226
    Nuclear fuel                                                                     4,533            12,389
                                                                                ----------        ----------
                                                                                    20,586            23,615
                                                                                ----------        ----------
                                                                                   827,398           828,938
                                                                                ----------        ----------

OTHER PROPERTY AND INVESTMENTS                                                       9,092             8,777
                                                                                ----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                         14,526            17,200
  Note receivable from parent company                                                  -              25,000
  Receivables-
    Customers (less accumulated provisions of $594,000 and $515,000,
      respectively, for uncollectible accounts)                                     31,385            32,745
    Parent company                                                                  23,279            20,777
    Other                                                                           17,632            12,823
  Materials and supplies, at average cost-
    Fuel                                                                             5,117             5,384
    Other                                                                           11,234            11,655
  Prepayments                                                                        8,241             2,048
                                                                                ----------        ----------
                                                                                   111,414           127,632
                                                                                ----------        ----------
DEFERRED CHARGES:
  Regulatory assets                                                                219,957           219,726
  Other                                                                              7,700             8,125
                                                                                ----------        ----------
                                                                                   227,657           227,851
                                                                                ----------        ----------
                                                                                $1,175,561        $1,193,198
                                                                                ==========        ==========


                                                  PENNSYLVANIA POWER COMPANY

                                                        BALANCE SHEETS
                                                          (Unaudited)
                                                                        March 31,         December 31,
                                                                           1995              1994
                                                                        ---------         ------------
                                                                              (In thousands)
         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000 shares
      - 6,290,000 shares outstanding                                   $  188,700         $  188,700
    Other paid-in capital                                                    (600)              (600)
    Retained earnings                                                      73,772             70,873
                                                                       ----------         ----------
      Total common stockholder's equity                                   261,872            258,973
  Preferred stock-
    Not subject to mandatory redemption                                    50,905             50,905
    Subject to mandatory redemption                                        15,000             15,000
  Long-term debt-
    Associated companies                                                   13,708             15,155
    Other                                                                 379,405            409,302
                                                                       ----------         ----------
                                                                          720,890            749,335
                                                                       ----------         ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
      Associated companies                                                  9,583              9,318
      Other                                                                28,356             15,126
  Accounts payable-
      Associated companies                                                  7,752              9,440
      Other                                                                28,483             25,276
  Accrued taxes                                                            15,121             15,421
  Accrued interest                                                          6,834             10,108
  Other                                                                    19,020             21,473
                                                                       ----------         ----------
                                                                          115,149            106,162
                                                                       ----------         ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                       279,723            277,542
  Accumulated deferred investment tax credits                              31,875             32,209
  Other                                                                    27,924             27,950
                                                                       ----------         ----------
                                                                          339,522            337,701
                                                                       ----------         ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                               ----------         ----------
                                                                       $1,175,561         $1,193,198
                                                                       ==========         ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                                                  PENNSYLVANIA POWER COMPANY

                                                   STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                             -------------------
                                                                               1995        1994
                                                                             --------    -------
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $ 9,406     $10,157
  Adjustments to reconcile net income to net cash from
    operating activities-
      Provision for depreciation                                               8,397       7,599
      Nuclear fuel and lease amortization                                      1,750       3,174
      Deferred income taxes, net                                               3,068       2,482
      Investment tax credits, net                                               (334)       (337)
      Allowance for equity funds used during construction                       (117)        (97)
      Deferred fuel costs, net                                                (1,018)       (277)
      Other                                                                     (387)       (372)
                                                                             -------     -------
          Internal cash before dividends                                      20,765      22,329
      Receivables                                                             (5,951)     13,899
      Materials and supplies                                                     688         (78)
      Accounts payable                                                         1,778      (7,299)
      Other                                                                  (11,894)     (1,709)
                                                                             -------     -------
          Net cash provided from operating activities                          5,386      27,142
                                                                             -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and repayments-
    Preferred stock                                                              -           362
    Long-term debt                                                            18,005       3,163
  Dividend payments-
    Common stock                                                               5,346       5,346
    Preferred stock                                                            1,161       1,354
                                                                             -------     -------
          Net cash used for financing activities                              24,512      10,225
                                                                             -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                           6,321      12,758
  Loan payment from parent                                                   (25,000)        -
  Other                                                                        2,227         937
                                                                             -------     -------
          Net cash used for (provided from) investing activities             (16,452)     13,695
                                                                             -------     -------

Net increase (decrease) in cash and cash equivalents                          (2,674)      3,222
Cash and cash equivalents at beginning of period                              17,200      12,819
                                                                             -------     -------
Cash and cash equivalents at end of period                                   $14,526     $16,041
                                                                             =======     =======

The accompanying Notes to Financial Statements are an integral part of these statements.

                          PENNSYLVANIA POWER COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1 - FINANCIAL STATEMENTS:

          The condensed financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the financial statements and notes included in Pennsylvania Power Company's (Company) 1994 Annual Report to Stockholders. The results of operations are not intended to be indicative of results of operations for any future period.

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

     Construction Program --

          The Company, a wholly owned subsidiary of Ohio Edison Company (Edison), currently forecasts expenditures of approximately $138,000,000 for property additions and improvements from 1995-1999, of which approximately $28,000,000 is applicable to 1995. The Company's investment in nuclear fuel is expected to be approximately $29,000,000 during the 1995-1999 period, of which approximately $4,000,000 is applicable to 1995.

     Guarantees --

          The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of March 31, 1995, the Company's share of the guarantee was $9,437,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

     Environmental Matters --

          Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated additional capital expenditures for environmental compliance of approximately
$12,000,000 for the period 1995 through 1999, which is included in the construction forecast under "Construction Program."

          The Clean Air Act Amendments of 1990 required significant reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from the Company's coal-fired generating units by 1995 and additional emission reductions by 2000. SO2 reductions for the years 1995 through 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Equipment already installed provides NOx reductions sufficient to meet the 1995 requirements. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency is conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.
                                      -5-

                          PENNSYLVANIA POWER COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                             (Unaudited) (Cont'd)


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








































                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

          We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of March 31, 1995, and the related statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the balance sheet and statement of capitalization of Pennsylvania Power Company as of December 31, 1994, and the related statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1994 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.





                                 ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 4, 1995














                          PENNSYLVANIA POWER COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          During the first quarter of 1995, retail kilowatt-hour sales decreased 0.1%. Due to unseasonably mild weather conditions in the first quarter of 1995, residential and commercial kilowatt-hour sales fell 7.8% and 1.8%, respectively, compared to last year. A 9.8% increase in sales to industrial customers reflects increased demand by manufacturers in the primary metals industry. Total kilowatt-hour sales were down 13.2% in the first quarter of 1995 due to a 47.8% decrease in sales to other utilities. Generating capacity constraints and market conditions limited the Company's wholesale sales opportunities during 1995.

          Because of lower kilowatt-hour sales, the Company spent less on fuel and purchased power during the first quarter of 1995, compared to last year. Nuclear expenses were lower in 1995 than they were last year because of corrective maintenance work that was performed during the scheduled refueling outage at the Perry Plant in 1994.

          Increased depreciation charges in 1995 reflect an increase in the accrual for nuclear decommissioning costs. The change in the deferral of net regulatory assets is due to the Company ceasing recognition, for financial reporting purposes, of the deferral of postretirement benefit costs authorized by the Pennsylvania Public Utilities Commission, due to uncertainty of ultimate recovery.

Capital Resources and Liquidity

           The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1995, capital requirements for property additions and capital leases are expected to be about $26,000,000, including $4,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $700,000 to meet maturities of long-term debt during the remainder of 1995. These requirements are expected to be satisfied with internal cash. In addition, $14,250,000 of variable rate pollution control put bonds are subject to repricing during the remainder of the year.

          At March 31, 1995, the Company had approximately $15,000,000 of cash and temporary investments and no short-term indebtedness. The Company had $5,000,000 of unused short-term bank lines of credit as of March 31, 1995, and $32,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

          During the first quarter of 1995, the Company purchased $16,500,000 of its 8.5% first mortgage bonds in the open market. Subsequent to March 31, 1995, the Company purchased an additional $13,250,000 of first mortgage bonds with a weighted average interest rate of 8.04%.



                                      -8-
PART II.  OTHER INFORMATION
- ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The annual meeting of stockholders was held on March 22, 1995. The 6,290,000 shares of common stock of the Company outstanding and entitled to vote were represented by proxy.

           (b) At this meeting the following persons were elected to the Company's Board of Directors:

                H. Peter Burg           Joseph J. Nowak
                Robert H. Carlson       Jack E. Reed
                J. R. Edgerly           Richard L. Werner
                Willard R. Holland

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




May 4, 1995


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