Form 10-Q
period 1995-06-30
PENNSYLVANIA POWER CO
filed 1995-08-03
CIK 77278

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR

     [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------   ------------

                         Commission File Number 1-3491

                          PENNSYLVANIA POWER COMPANY
            (Exact name of Registrant as specified in its charter)

               Pennsylvania                         25-0718810
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)

 1 E. Washington St., P.O. Box 891, New Castle, PA      16103
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

Yes  X   No
   -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     6,290,000 shares of common stock, $30 par value, outstanding as of August 3, 1995







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


Part II.  Other Information

































PART I.  FINANCIAL INFORMATION

                                                  PENNSYLVANIA POWER COMPANY

                                                     STATEMENTS OF INCOME
                                                          (Unaudited)
                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                            ------------------       ------------------
                                                             1995        1994         1995        1994
                                                            ------      ------       ------      ------
                                                              (In thousands)
OPERATING REVENUES                                         $77,622     $74,700      $151,538    $153,058
                                                           -------     -------      --------    --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                  15,387      14,072        29,595      31,256
  Nuclear operating costs                                    8,130       8,207        16,015      17,226
  Other operating costs                                     15,090      23,922        28,965      37,336
                                                           -------     -------      --------    --------
      Total operation and maintenance expenses              38,607      46,201        74,575      85,818
  Provision for depreciation                                 8,100       6,628        16,497      14,227
  Deferral of net regulatory assets                           -         (1,664)         -         (2,648)
  General taxes                                              7,362       5,568        13,422      11,912
  Income taxes                                               6,765       4,264        13,415      11,860
                                                           -------     -------      --------    --------
      Total operating expenses and taxes                    60,834      60,997       117,909     121,169
                                                           -------     -------      --------    --------
OPERATING INCOME                                            16,788      13,703        33,629      31,889

OTHER INCOME                                                   479         522         1,235         936
                                                           -------     -------      --------    --------
TOTAL INCOME                                                17,267      14,225        34,864      32,825
                                                           -------     -------      --------    --------
NET INTEREST:
  Interest expense                                           7,779       8,627        16,190      17,203
  Allowance for borrowed funds used during construction       (131)       (179)         (351)       (312)
                                                           -------     -------      --------    --------
    Net interest                                             7,648       8,448        15,839      16,891
                                                           -------     -------      --------    --------
NET INCOME                                                   9,619       5,777        19,025      15,934
PREFERRED STOCK DIVIDEND REQUIREMENTS                        1,301       1,681         2,461       3,037
                                                           -------     -------      --------    --------
EARNINGS ON COMMON STOCK                                   $ 8,318     $ 4,096      $ 16,564    $ 12,897
                                                           =======     =======      ========    ========

The accompanying Notes to Financial Statements are an integral part of these statements.



                                                                   - 1 -

                                                  PENNSYLVANIA POWER COMPANY

                                                        BALANCE SHEETS
                                                          (Unaudited)
                                                                          June 30,            December 31,
                                                                            1995                 1994
                                                                        ------------         -------------
                                                                                  (In thousands)
                       ASSETS
                       ------
UTILITY PLANT:
  In service, at original cost                                           $1,213,061            $1,215,831
  Less--Accumulated provision for depreciation                              418,410               410,508
                                                                         ----------            ----------
                                                                            794,651               805,323
                                                                         ----------            ----------
  Construction work in progress-
    Electric plant                                                           20,425                11,226
    Nuclear fuel                                                              4,609                12,389
                                                                         ----------            ----------
                                                                             25,034                23,615
                                                                         ----------            ----------
                                                                            819,685               828,938
                                                                         ----------            ----------
OTHER PROPERTY AND INVESTMENTS                                               12,641                 8,777
                                                                         ----------            ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                   8,397                17,200
  Note receivable from parent company                                         6,000                25,000
  Receivables-
    Customers (less accumulated provisions of $519,000 and $515,000,
    respectively, for uncollectible accounts)                                34,035                32,745
    Parent company                                                           15,385                20,777
    Other                                                                    11,236                12,823
  Materials and supplies, at average cost-
    Fuel                                                                      5,858                 5,384
    Other                                                                    10,078                11,655
  Prepayments                                                                 5,757                 2,048
                                                                         ----------            ----------
                                                                             96,746               127,632
                                                                         ----------            ----------
DEFERRED CHARGES:
  Regulatory assets                                                         216,790               219,726
  Other                                                                       7,097                 8,125
                                                                         ----------            ----------
                                                                            223,887               227,851
                                                                         ----------            ----------
                                                                         $1,152,959            $1,193,198
                                                                         ==========            ==========

                                                                   - 2 -

                                                  PENNSYLVANIA POWER COMPANY
                                                        BALANCE SHEETS
                                                          (Unaudited)
                                                                          June 30,            December 31,
                                                                            1995                 1994
                                                                        ------------         -------------
                                                                                  (In thousands)
            CAPITALIZATION AND LIABILITIES
            ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000 shares-
      6,290,000 shares outstanding                                      $   188,700          $   188,700
    Other paid-in capital                                                      (600)                (600)
    Retained earnings                                                        76,744               70,873
                                                                        -----------          -----------
      Total common stockholder's equity                                     264,844              258,973
  Preferred stock-
    Not subject to mandatory redemption                                      50,905               50,905
    Subject to mandatory redemption                                          15,000               15,000
  Long-term debt -
    Associated companies                                                     12,189               15,155
    Other                                                                   372,374              409,302
                                                                        -----------          -----------
                                                                            715,312              749,335
                                                                        -----------          -----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
      Associated companies                                                    8,090                9,318
      Other                                                                  15,082               15,126
  Accounts payable-
    Associated companies                                                      9,883                9,440
    Other                                                                    24,131               25,276
  Accrued taxes                                                              12,169               15,421
  Accrued interest                                                            8,760               10,108
  Other                                                                      20,802               21,473
                                                                        -----------          -----------
                                                                             98,917              106,162
                                                                        -----------          -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                         278,507              277,542
  Accumulated deferred investment tax credits                                31,540               32,209
  Other                                                                      28,683               27,950
                                                                        -----------          -----------
                                                                            338,730              337,701
                                                                        -----------          -----------
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)                      -----------          -----------
                                                                         $1,152,959           $1,193,198
                                                                        ===========          ===========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                                                                   - 3 -

                                                  PENNSYLVANIA POWER COMPANY

                                                   STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                    Three Months Ended        Six Months Ended
                                                                         June 30,                  June 30,
                                                                    ------------------       ------------------
                                                                     1995        1994         1995        1994
                                                                    ------      ------       ------      ------
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 9,619    $ 5,777       $19,025     $15,934
  Adjustments to reconcile net income to net cash from
    operating activities-
      Provision for depreciation                                      8,100      6,628        16,497      14,227
      Nuclear fuel and lease amortization                             3,358      1,653         5,108       4,827
      Deferred income taxes, net                                       (357)       (96)        2,711       2,386
      Investment tax credits, net                                      (335)      (338)         (669)       (675)
      Allowance for equity funds used during construction              (105)      (123)         (222)       (220)
      Deferred fuel costs, net                                          748     (1,926)         (270)     (2,203)
      Other                                                            (391)      (375)         (778)       (747)
                                                                    -------    -------       -------     -------
          Internal cash before dividends                             20,637     11,200        41,402      33,529
      Receivables                                                    11,640    (10,978)        5,689       2,921
      Materials and supplies                                            415     (1,301)        1,103      (1,379)
      Accounts payable                                               (2,221)    10,060          (443)      2,761
      Other                                                           5,369     14,720        (6,525)     13,011
                                                                    -------    -------       -------     -------
          Net cash provided from operating activities                35,840     23,701        41,226      50,843

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and Repayments-
    Preferred stock                                                    -           -            -            362
    Long-term debt                                                   22,344      1,644        40,349       4,807
  Dividend Payments-
    Common stock                                                      5,347      5,347        10,693      10,693
    Preferred stock                                                   1,300      1,355         2,461       2,709
                                                                    -------    -------       -------     -------
          Net cash used for financing activities                     28,991      8,346        53,503      18,571
                                                                    -------    -------       -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                  9,018      5,397        15,339      18,155
  Loan to parent                                                      6,000       -             -           -
  Loan payment from parent                                             -          -          (19,000)       -
  Other                                                              (2,040)      (647)          187         290
                                                                    -------    -------      --------     -------
      Net cash used for (provided from) investing activities         12,978      4,750        (3,474)     18,445
                                                                    -------    -------      --------     -------
Net increase (decrease) in cash and cash equivalents                 (6,129)    10,605        (8,803)     13,827


Cash and cash equivalents at beginning of period                     14,526     16,041        17,200      12,819
                                                                    -------    -------      --------     -------
Cash and cash equivalents at end of period                          $ 8,397    $26,646      $  8,397     $26,646
                                                                    =======    =======      ========     =======

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

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

     Construction Program --

         The Company, a wholly owned subsidiary of Ohio Edison Company, currently forecasts expenditures of approximately $138,000,000 for property additions and improvements from 1995-1999, of which approximately $28,000,000 is applicable to 1995. The Company's investment in nuclear fuel is expected to be approximately $29,000,000 during the 1995-1999 period, of which approximately $4,000,000 is applicable to 1995.

     Guarantees --

         The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of June 30, 1995, the Company's share of the guarantee was $9,437,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

         The Clean Air Act Amendments of 1990 required significant reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from the Company's coal-fired generating units by 1995 and additional emission reductions by 2000. SO2 reductions for the years 1995 through 1999 are being achieved by burning lower- sulfur fuel, generating more electricity from lower-emitting plants and/or purchasing emission allowances. Equipment already installed provides NOx reductions sufficient to meet the 1995 requirements. Plans for complying with reductions required for the year 2000 and

                                - 5 -
thereafter have not been finalized. The Environmental Protection Agency is conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.

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
































                                - 6 -

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

         We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of June 30, 1995, and the related statements of income and cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the balance sheet and statement of capitalization of Pennsylvania Power Company as of December 31, 1994, and the related statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                  ARTHUR ANDERSEN LLP

Cleveland, Ohio
August 2, 1995










                                - 7 -
                          PENNSYLVANIA POWER COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

         During the first half of 1995, retail kilowatt-hour sales increased 3.6% over last year. Commercial and industrial sales increased 2.3% and 10.2%, respectively, during this period due to an improving local economy. The industrial sector was also positively affected by the start-up of Caparo Steel Company which purchased the assets of Sharon Steel Corporation, formerly the Company's largest customer. Residential sales fell 2.5% compared to last year due to unseasonably mild weather conditions in the first quarter of 1995. Total kilowatt-hour sales were down 1.6% in the first half of 1995 due to a 17.8% decrease in sales to other utilities.

         Total kilowatt-hour sales were up 12.6% in the second quarter of 1995, with retail kilowatt-hour sales increasing 7.6% over the same period last year. Residential and commercial sales increased 4.4% and 6.9%, respectively, compared to the second quarter of 1994, while industrial sales were up 10.6% for the period. The Company began supplying 40 megawatts of power to another utility in the second quarter of 1995 under a short-term contract that expires at the end of 1995. This contract contributed to a 36.4% increase in sales to other utilities in the second quarter of 1995 compared to last year.

         The change in fuel and purchased power costs during the three and six month periods ended June 30, 1995 reflects the differing sales volume for the corresponding periods. Nuclear expenses were lower in the first half of 1995 than they were last year because of corrective maintenance work that was being performed during the scheduled refueling outage at the Perry Plant in 1994. The comparative decrease in other operating costs reflects a $9,600,000 charge in the second quarter of 1994 relating to a voluntary early retirement program offered to qualifying employees.

         Increased depreciation charges in 1995 reflect a higher level of depreciable utility plant combined with an increase in the accrual for nuclear decommissioning costs. The change in the deferral of net regulatory assets is due to the Company ceasing recognition, for financial reporting purposes, of the deferral of postretirement benefit costs, due to contradictory court decisions in Pennsylvania which increase the uncertainty of ultimate recovery. General taxes increased in the first half of the year due to higher property taxes.

Capital Resources and Liquidity

         The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the second half of 1995, capital requirements for property additions and capital

                                - 8 -

leases are expected to be about $20,000,000, including $4,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $600,000 for maturing long-term debt during the remainder of 1995. These requirements are expected to be satisfied with internal cash. In addition, $14,250,000 of variable rate pollution control put bonds are subject to repricing during the remainder of the year.

         As of June 30, 1995, the Company had approximately
$14,000,000 of cash and temporary investments and no short-term indebtedness. The Company had $2,000,000 of unused short-term bank lines of credit as of June 30, 1995, and $7,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

         During the first six months of 1995, the Company purchased from bondholders $36,750,000 of first mortgage bonds which had a weighted average interest rate of 8.17%.

         On June 29, 1995, the Pennsylvania Public Utility Commission approved the Company's proposed sale of its interest in the West Lorain Plant to Ohio Edison for approximately $4,250,000. Transfer of ownership and payment is expected to take place in the third quarter of 1995; there will be no material effect to net income resulting from this transaction.
































                                - 9 -
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

     Exhibit
     Number
    -------

(A)   10  Pennsylvania Power Company Master Decommissioning Trust
          Agreement for Beaver Valley Power Station and Perry
          Nuclear Power Plant dated April 21, 1995.

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

      (b)  Reports on Form 8-K

           None


(A)   Provided herein in electronic format as an exhibit.












































                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






August 3, 1995



                                     PENNSYLVANIA POWER COMPANY
                                     --------------------------
                                              Registrant



                                     /s/Robert P. Wushinske
                                 -------------------------------
                                        Robert P. Wushinske
                                   Vice President and Treasurer
                                     Chief Accounting Officer