Form 10-Q
period 1995-09-30
PENNSYLVANIA POWER CO
filed 1995-11-06
CIK 77278

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                               OR

    [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ------------

                  Commission File Number 1-3491

                   PENNSYLVANIA POWER COMPANY
     (Exact name of Registrant as specified in its charter)

                 Pennsylvania                      25-0718810
        (State or other jurisdiction of          I.R.S. Employer
         incorporation or organization)        Identification No.)

   1 E. Washington St., P.O. Box 891, New Castle, PA     16103
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

Yes  X   No
    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    6,290,000 shares of common stock, $30 par value, outstanding as of November 6, 1995

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


Part II. Other Information





























PART I.  FINANCIAL INFORMATION

                                        PENNSYLVANIA POWER COMPANY

                                           STATEMENTS OF INCOME
                                                (Unaudited)
                                                               Three Months Ended     Nine Months Ended
                                                                   September 30,         September 30,
                                                               --------------------   --------------------
                                                                 1995        1994       1995        1994
                                                               --------    --------   --------    --------
                                                                             (In thousands)
OPERATING REVENUES                                              $81,318     $77,055    $232,856   $230,113
                                                                -------     -------    --------   --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                       17,279      13,895      46,874     45,151
  Nuclear operating costs                                         7,465       9,036      23,480     26,262
  Other operating costs                                          13,699      13,569      42,664     50,905
                                                                -------     -------    --------   --------
      Total operation and maintenance expenses                   38,443      36,500     113,018    122,318
  Provision for depreciation                                      8,639       7,709      25,136     21,936
  Deferral of net regulatory assets                                -           (762)       -        (3,410)
  General taxes                                                   9,019       5,682      22,441     17,594
  Income taxes                                                    9,682       8,308      23,097     20,168
                                                                -------     -------    --------   --------
      Total operating expenses and taxes                         65,783      57,437     183,692    178,606
                                                                -------     -------    --------   --------

OPERATING INCOME                                                 15,535      19,618      49,164     51,507

OTHER INCOME                                                        334         408       1,569      1,344
                                                                -------     -------    --------   --------
TOTAL INCOME                                                     15,869      20,026      50,733     52,851
                                                                -------     -------    --------   --------
NET INTEREST:
  Interest expense                                                7,648       9,000      23,838     26,203
  Allowance for borrowed funds used during construction            (215)       (198)       (566)      (510)
                                                                -------     -------    --------   --------
      Net interest                                                7,433       8,802      23,272     25,693
                                                                -------     -------    --------   --------

NET INCOME                                                        8,436      11,224      27,461     27,158

PREFERRED STOCK DIVIDEND REQUIREMENTS                             1,157       1,167       3,618      4,204
                                                                -------     -------    --------   --------

EARNINGS ON COMMON STOCK                                        $ 7,279     $10,057    $ 23,843   $ 22,954
                                                                =======     =======    ========   ========

The accompanying Notes to Financial Statements are an integral part of these statements.



                                        PENNSYLVANIA POWER COMPANY

                                              BALANCE SHEETS
                                                (Unaudited)
                                                              September 30,           December 31,
                                                                 1995                     1994
                                                              -------------           ------------
                                                                         (In thousands)
                        ASSETS

UTILITY PLANT:
  In service, at original cost                                  $1,217,519             $1,215,831
  Less--Accumulated provision for depreciation                     425,115                410,508
                                                                ----------             ----------
                                                                   792,404                805,323
                                                                ----------             ----------
  Construction work in progress-
    Electric plant                                                  11,965                 11,226
    Nuclear fuel                                                     5,380                 12,389
                                                                ----------             ----------
                                                                    17,345                 23,615
                                                                ----------             ----------
                                                                   809,749                828,938
                                                                ----------             ----------
OTHER PROPERTY AND INVESTMENTS                                      13,115                  8,777
                                                                ----------             ----------
CURRENT ASSETS:
  Cash and cash equivalents                                         40,104                 17,200
  Note receivable from parent company                                 -                    25,000
  Receivables-
    Customers (less accumulated provisions of $535,000
     and $515,000, respectively, for uncollectible accounts)        33,325                 32,745
    Parent company                                                  14,140                 20,777
    Other                                                           12,702                 12,823
  Materials and supplies, at average cost-
    Fuel                                                             4,697                  5,384
    Other                                                           10,032                 11,655
  Prepayments                                                        2,930                  2,048
                                                                ----------             ----------
                                                                   117,930                127,632
                                                                ----------             ----------
DEFERRED CHARGES:
  Regulatory assets                                                208,336                219,726
  Other                                                              7,988                  8,125
                                                                ----------             ----------
                                                                   216,324                227,851
                                                                ----------             ----------
                                                                $1,157,118             $1,193 198
                                                                ==========             ==========





                                        PENNSYLVANIA POWER COMPANY
                                              BALANCE SHEETS
                                                (Unaudited)
                                                        September 30,         December 31,
                                                            1995                  1994
                                                        -------------         ------------
                                                                (In thousands)
          CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized
     6,500,000 shares - 6,290,000 shares
     outstanding                                          $  188,700             $  188,700
    Other paid-in capital                                       (600)                  (600)
    Retained earnings                                         78,676                 70,873
                                                          ----------             ----------
      Total common stockholder's equity                      266,776                258,973
  Preferred stock-
    Not subject to mandatory redemption                       50,905                 50,905
    Subject to mandatory redemption                           15,000                 15,000
  Long-term debt -
    Associated companies                                      11,266                 15,155
    Other                                                    380,024                409,302
                                                          ----------             ----------
                                                             723,971                749,335
                                                          ----------             ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                       6,882                  9,318
    Other                                                     15,082                 15,126
  Accounts payable-
    Associated companies                                       9,581                  9,440
    Other                                                     24,504                 25,276
  Accrued taxes                                               11,887                 15,421
  Accrued interest                                             6,363                 10,108
  Other                                                       22,342                 21,473
                                                          ----------             ----------
                                                              96,641                106,162
                                                          ----------             ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                          276,296                277,542
  Accumulated deferred investment tax credits                 30,924                 32,209
  Other                                                       29,286                 27,950
                                                          ----------             ----------
                                                             336,506                337,701
                                                          ----------             ----------
COMMITMENTS, GUARANTEES AND
 CONTINGENCIES (Note 2)                                   ----------             ----------
                                                          $1,157,118             $1,193,198
                                                          ==========             ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.


                                        PENNSYLVANIA POWER COMPANY
                                         STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                  September 30,
                                                           --------------------          -------------------
                                                             1995        1994              1995       1994
                                                           --------    --------          --------   --------
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  8,436     $11,224          $ 27,461    $27,158
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                              8,639       7,709            25,136     21,936
      Nuclear fuel and lease amortization                     3,168       2,886             8,276      7,713
      Deferred income taxes, net                              2,466       8,871             5,177     11,257
      Investment tax credits, net                              (616)       (338)           (1,285)    (1,013)
      Allowance for equity funds used during construction       222         (95)             -          (315)
      Deferred fuel costs, net                                  590      (2,562)              320     (4,765)
      Receivables                                               489      (4,974)            6,178     (2,053)
      Materials and supplies                                  1,207         593             2,310       (786)
      Accounts payable                                          256      (3,218)             (187)      (457)
      Other                                                   4,936       3,174            (2,367)    15,438
                                                           --------     -------          --------    -------
          Net cash provided from operating activities        29,793      23,270            71,019     74,113
                                                           --------     -------          --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                           13,650      11,961            13,650     11,969
  Redemptions and Repayments-
    Preferred stock                                            -          6,325              -         6,687
    Long-term debt                                            9,719       2,849            50,068      7,664
  Dividend Payments-
    Common stock                                              5,347       5,347            16,040     16,040
    Preferred stock                                           1,157       1,166             3,618      3,875
                                                           --------     -------          --------    -------
          Net cash used for financing activities              2,573       3,726            56,076     22,297
                                                           --------     -------          --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                          5,402       5,986            20,741     24,141
  Loan payment from parent                                   (6,000)       -              (25,000)      -
  Sale of utility property to parent                         (4,249)       -               (4,249)      -
  Other                                                         360         (83)              547        207
                                                           --------     -------          --------    -------
     Net cash used for (provided from) investing
       activities                                            (4,487)      5,903            (7,961)    24,348
                                                           --------     -------          --------    -------

Net increase in cash and cash equivalents                    31,707      13,641            22,904     27,468
Cash and cash equivalents at beginning of period              8,397      26,646            17,200     12,819
                                                           --------     -------          --------    -------
Cash and cash equivalents at end of period                 $ 40,104     $40,287          $ 40,104    $40,287
                                                           ========     =======          ========    =======

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

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

    Construction Program --

        The Company, a wholly owned subsidiary of Ohio Edison Company, currently forecasts expenditures of approximately $138,000,000 for property additions and improvements from 1995-1999, of which approximately $28,000,000 is applicable to 1995. The Company's investment in nuclear fuel is expected to be approximately $26,000,000 during the 1995-1999 period, of which approximately $2,000,000 is applicable to 1995.

    Guarantees --

        The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of September 30, 1995, the Company's share of the guarantee was $9,160,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

        The Clean Air Act Amendments of 1990 required significant reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from the Company's coal-fired generating units by 1995 and additional


                              - 5 -
                   PENNSYLVANIA POWER COMPANY

             NOTES TO FINANCIAL STATEMENTS (Cont'd)
                           (Unaudited)

emission reductions by 2000. SO2 reductions for the years 1995 through 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants and/or purchasing emission allowances. Equipment already installed provides NOx reductions sufficient to meet the 1995 requirements. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency is conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.

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


















            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

        We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of September 30, 1995, and the related statements of income and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 3, 1995





                              - 7 -
                   PENNSYLVANIA POWER COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

     During the first nine months of 1995, retail kilowatt-hour sales increased 7.3% over the same period last year. Commercial and industrial sales increased 2.4% and 17.8%, respectively, during this period due to an improving local economy. The industrial sector was also positively affected by the second quarter start-up of Caparo Steel Company which purchased the assets of Sharon Steel Corporation. Residential sales were down slightly compared to the nine-month period in 1994 and sales to other utilities fell 2.1% for the same period. Total kilowatt-hour sales were up 5.1% in the first nine months of 1995.

     Total kilowatt-hour sales were up 19.6% in the third quarter of 1995, with retail kilowatt-hour sales increasing 14.6% over the same period last year. Residential and commercial sales increased 3.9% and 2.8%, respectively, compared to the third quarter of 1994, due to warmer than normal temperatures in 1995 and an improving local economy. Industrial sales were up 33.2% for the period. The Company began supplying approximately 40 megawatts of power to another utility in the second quarter of 1995 under a short-term contract that expires at the end of 1995. This contract contributed to a 44.9% increase in sales to other utilities in the third quarter of 1995 compared to last year's third quarter.

     The change in fuel and purchased power costs during the three and nine month periods ended September 30, 1995 reflects the differing sales volume for the corresponding periods. Nuclear expenses were lower in the first nine months of 1995 than they were last year because of corrective maintenance work that was being performed during the scheduled refueling outage at the Perry Plant in 1994. The comparative decrease in other operating costs for the first nine months of the year reflects charges totaling approximately $8,400,000 relating to a voluntary early retirement program offered to qualifying employees in 1994.

     Increased depreciation charges in 1995 reflect a higher level of depreciable utility plant combined with an increase in the accrual for nuclear decommissioning costs. The change in the deferral of net regulatory assets is due to the Company ceasing recognition, for financial reporting purposes, of the deferral of postretirement benefit costs, due to contradictory court decisions in Pennsylvania which increase the uncertainty of ultimate recovery. General taxes increased in the first nine months of 1995 primarily due to adjustments totaling approximately $4,700,000, of which $3,000,000 is applicable to the third quarter.

                              - 8 -
                   PENNSYLVANIA POWER COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)

     The decrease in interest costs compared to 1994 is due to the redemption of long-term debt subsequent to September 30, 1994.

Capital Resources and Liquidity

     The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1995, capital requirements for property additions and capital leases are expected to be about $12,000,000, including $1,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $200,000 for maturing long-term debt during the remainder of 1995. These requirements are expected to be satisfied with internal cash.

     As of September 30, 1995, the Company had approximately $40,000,000 of cash and temporary investments. Of that amount, $14,250,000 was held in escrow for the redemption of pollution control notes discussed below. The Company had no short-term indebtedness as of September 30, 1995. The Company had $2,000,000 of unused short-term bank lines of credit as of September 30, 1995, and $7,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

     During September 1995, the Company issued $14,250,000 of 6% pollution control notes. The proceeds from that issue were used to redeem a like amount of 8.125% pollution control notes in October 1995. The Company also optionally redeemed $6,500,000 of 7.625% first mortgage bonds during the third quarter.

     On August 31, 1995, the Company sold its interest in the West Lorain Plant to Ohio Edison Company for approximately $4,250,000.
There was no material effect to net income resulting from this transaction.

     In connection with proceedings before the Federal Energy Regulatory Commission (FERC) between the Company and one of its municipal customers, both parties have filed proposals with the FERC requesting it to establish final terms. No ruling has yet been issued. Sales to this municipality were approximately $1,468,000 for the year 1994.








                              - 9 -

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, for a discussion of an adverse decision in a Central Area Power Coordination Group (CAPCO) suit against Westinghouse Electric Corporation. In September 1995, the United States Court of Appeals for the Third Circuit upheld the decision in an appeal by the CAPCO companies.


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






November 6, 1995




                                       PENNSYLVANIA POWER COMPANY
                                       --------------------------
                                               Registrant



                                        /s/ Robert P. Wushinske
                                      ---------------------------
                                            Robert P. Wushinske
                                       Vice President and Treasurer
                                         Chief Accounting Officer