Form 10-K
period 1995-12-31
PENNSYLVANIA POWER CO
filed 1996-03-27
CIK 77278

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.      X
                                                  ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                        Yes  X            No
                            ---              ---
     State the aggregate market value of the voting stock held by non-
affiliates of the registrant:   None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
$30 par value - 6,290,000 shares outstanding at March 27, 1996.


Documents incorporated by reference        PART OF FORM 10-K INTO WHICH
(to the extent indicated herein):            DOCUMENT IS INCORPORATED
------------------------------------       ----------------------------
  1995 Annual Report to Stockholders                  Part II
         (Pages 1-16)









































                          TABLE OF CONTENTS

                                                               Page
                                                               ----
Part I
  Item  1. Business                                              1
             The Company                                         1
             Central Area Power Coordination Group               1
             Capital Requirements                                2
             Utility Regulation                                  3
             Nuclear Regulation                                  4
             Nuclear Insurance                                   4
             Environmental Matters                               5
               Air Regulation                                    5
               Water Regulation                                  6
               Waste Disposal                                    6
               Summary                                           6
             Fuel Supply                                         7
               Nuclear Fuel                                      7
             Capacity and Reserves                               8
             Regional Reliability                                8
             Competition                                         8
             Employees                                           8
  Item  2.  Properties                                           9
  Item  3.  Legal Proceedings                                    9
  Item  4.  Submission of Matters to a Vote of Security
             Holders                                            10

Part II
  Item  5.  Market for Registrant's Common Equity and
             Related Stockholder Matters                        10
  Item  6.  Selected Financial Data                             10
  Item  7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      10
  Item  8.  Financial Statements and Supplementary Data         10
  Item  9.  Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure                10

Part III
  Item 10.  Directors and Executive Officers of the Registrant  10
  Item 11.  Executive Compensation                              12
              Summary Executive Compensation Table              12
              Long-Term Incentive Plan Table                    13
              Supplemental Executive Retirement Plan            13
              Pension Plan                                      14
              Additional Information Regarding Compensation     14
              Compensation of Directors                         14
  Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                              15
  Item 13.  Certain Relationships and Related Transactions      15

Part IV
  Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                16

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

   The Company furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. The Company also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by the Company has a population of approximately 342,000.

Central Area Power Coordination Group (CAPCO)

   In September 1967, the CAPCO companies, consisting of the Company, Edison, The Cleveland Electric Illuminating Company (CEI), Duquesne Light Company (Duquesne) and The Toledo Edison Company, announced a program for joint development of power generation and transmission facilities. Included in the program are Unit 7 at the
W. H. Sammis Plant, Units 1, 2 and 3 at the Bruce Mansfield Plant, Unit 1 at the Beaver Valley Power Station and the Perry Nuclear Power Plant, each now in service.

   The present CAPCO Basic Operating Agreement provides, among other things, for coordinated maintenance responsibilities among the CAPCO companies, a limited and qualified mutual backup arrangement in the event of outage of CAPCO units and certain capacity and energy transactions among the CAPCO companies.

   The agreements among the CAPCO companies generally treat the Companies as a single system as between them and the other three CAPCO companies, but, in agreements between the CAPCO companies and others, all five companies are treated as separate entities. Subject to any rights that might arise among the CAPCO companies as such, each member company, severally and not jointly, is obligated to pay only its proportionate share of the costs associated with the facilities and the cost of required fuel. The CAPCO companies have agreed that any modification of their arrangements or of their agreed-upon programs requires their unanimous consent. Should any member become unable to continue to pay its share of the costs associated with a CAPCO facility, each of the other CAPCO companies could be adversely affected in varying degrees because it may


                                - 1 -
become necessary for the remaining members to assume such costs for the account of the defaulting member.

   Under the agreements governing the construction and operation of CAPCO generating units, the responsibility is assigned to a specific CAPCO company. CEI has such responsibilities for Perry, and Duquesne is responsible for Beaver Valley Unit 1. The Companies monitor activities in connection with these units but must rely to a significant degree on the operating company for necessary information. The Companies in their oversight role as a practical matter cannot be privy to every detail; it is the operating company that must directly supervise activities and then exercise its reporting responsibilities to the co-owners. The Companies critically review the information given to them by the operating company, but they cannot be absolutely certain that things they would have considered significant have been reported or that they always would have reached exactly the same conclusion about matters that are reported. In addition, the time that is necessarily part of the compiling and analyzing process creates a lag between the occurrence of events and the time the Companies become aware of their significance. The Company has similar responsibilities to the other CAPCO companies with respect to Bruce Mansfield Units 1, 2 and 3 and Edison has those responsibilities with respect to W. H. Sammis Unit 7.

Capital Requirements

   The Company's total construction costs, excluding nuclear fuel, amounted to approximately $30,000,000 in 1995. Such costs included expenditures for the betterment of existing facilities and for the construction of transmission lines, distribution lines, substations and other additions. For the years 1996-2000, such construction costs are estimated to be approximately $105,000,000, of which approximately $24,000,000 is applicable to 1996. See "Environmental Matters" below with regard to possible environment-related expenditures not included in this estimate.

   During the 1996-2000 period, maturities of, and sinking fund requirements for, long-term debt (excluding nuclear fuel) and preferred stock will require the expenditure by the Company of approximately $80,000,000, of which approximately $53,000,000 is applicable to 1996. In addition, the Company optionally redeemed $10,000,000 of long-term debt in February 1996.

   The Company leases its nuclear fuel requirements from OES Fuel, Incorporated (a wholly owned subsidiary of Edison). Investments for additional nuclear fuel during the 1996-2000 period are estimated to be approximately $31,000,000, of which approximately $5,000,000 applies to 1996. During the same periods, the Company's nuclear fuel investments are expected to be reduced by approximately $34,000,000 and $7,000,000, respectively, as the nuclear fuel is


                              - 2 -
consumed. The Company recovers the cost of nuclear fuel consumed through its electric rates.

   Based on its present plans, the Company could provide for its cash requirements in 1996 from the following sources: funds to be received from operations; available cash and temporary cash investments (approximately $43,000,000 as of December 31, 1995); funds available under short-term bank credit arrangements presently aggregating $2,000,000; and the ability to borrow up to $50,000,000 from Edison, if available, under a system funds pool agreement. Additionally, the Company has $12,000,000 of unused bank facilities which may be borrowed for up to several days at the banks' discretion.

   For the period 1996-2000, external financings may be used to provide a portion of the Company's cash requirements. The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Company to comply with coverage requirements in order to issue first mortgage bonds and preferred stock. The Company will continue to monitor financial market conditions and, where appropriate, may take advantage of economic opportunities to refund debt and preferred stock to the extent that its financial resources permit.

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

   With respect to the issuance of first mortgage bonds, other requirements also apply and are more restrictive than the earnings test at the present time. The Company is currently able to issue $170,000,000 principal amount of first mortgage bonds, with up to $109,000,000 of such amount issuable against property additions; the remainder could be issued against previously retired bonds. Based upon earnings for 1995, the Company would be permitted, under the earnings coverage test contained in the Company's charter, to issue at least $134,000,000 of preferred stock at an assumed dividend rate of 8.25%. If the Company were to issue additional


                              - 3 -
debt at or prior to the time it issued preferred stock, the amount of preferred stock which would be issuable would be reduced.

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

   The Energy Policy Act of 1992 (1992 Act) amends portions of the Public Utility Holding Company Act of 1935, providing independent power producers and other nonregulated generating facilities easier entry into electric generation markets. The 1992 Act also amends portions of the Federal Power Act, authorizing the FERC, under certain circumstances, to mandate access to utility-owned transmission facilities.

   The Company has agreements to sell power to four wholesale customers; two of the agreements expire in March 1997, and the other two will be in effect until September 1999. The Company had sold power to a fifth municipality, which signed a contract with another energy supplier in November 1995. The Company and the former customer are in dispute over the proposed transmission rate. Both parties have filed proposals with the FERC requesting it to establish final terms. FERC has accepted the proposed transmission rate, subject to refund upon hearing.

   The Company uses a "levelized" energy cost rate (ECR) for the recovery of fuel and net purchased power costs which are not otherwise recovered through base rates from its customers. The ECR, which includes adjustment for any over or under collection from customers, is recalculated each year.

   On March 7, 1996, the Company filed a petition and application with the PPUC requesting approval of a Rate Stability and Economic Development Plan (Plan). The Plan, which would remain in effect unless certain significant events occur, provides for the roll-in to base rates of the ECR and the freezing of base rates for a ten-year period. A major component of the Plan is the commitment to


                               - 4 -
reduce fixed costs during the ten-year period. The Company expects to recognize additional depreciation expense related to generating assets and additional amortization of regulatory assets during the ten-year Plan period of at least $330,000,000 more than the amount that would have been recognized if the Plan were not in effect. Additionally, the Plan provides for an increase in contributions to the Company's nuclear decommissioning trusts amounting to $28,000,000 over the ten-year period. The entire $358,000,000 would be recovered through current rates.

Nuclear Regulation

   The construction and operation of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear Regulatory Commission (NRC) including the issuance by it of construction permits and operating licenses. The NRC's procedures with respect to application for construction permits and operating licenses afford opportunities for interested parties to request public hearings on health, safety, environmental and antitrust issues. In this connection, the NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards with resulting delay and added costs. The possibility also exists for modification, denial or revocation of licenses or permits. Full power operating licenses were issued for Beaver Valley Unit 1 and Perry on July 1, 1976 and November 13, 1986, respectively.

   The NRC has promulgated and continues to promulgate regulations related to the safe operation of nuclear power plants. The Company cannot predict what additional regulations will be promulgated or design changes required or the effect that any such regulations or design changes, or the consideration thereof, may have upon Beaver Valley Unit 1 and Perry. Although the Company has no reason to anticipate an accident at any nuclear plant in which it has an interest, if such an accident did happen, it could have a material but presently undeterminable adverse effect on the Company's financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Company, could result in regulations or requirements that could affect the operation or licensing of plants that the Company does own with a consequent but presently undeterminable adverse impact, and could affect the Company's ability to raise funds in the capital markets.

Nuclear Insurance

   The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $8,920,000,000 (assuming 110 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200,000,000; and (ii) $8,720,000,000 provided by an industry retrospective rating plan required by the NRC pursuant


                               - 5 -
thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $75,500,000 (but not more than $10,000,000 per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on its present ownership interest in Beaver Valley Unit 1 and the Perry Plant, the Company's maximum potential assessment under these provisions (assuming the other CAPCO companies were to contribute their proportionate share of any assessments under the retrospective rating plan) would be $18,000,000 per incident but not more than $2,300,000 in any one year for each incident.

   In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Company has also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Company is a member of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Company has policies, renewable yearly, corresponding to its interest in Beaver Valley Unit 1 and the Perry Plant, which provide an aggregate indemnity of up to approximately $61,100,000 for replacement power costs incurred during an outage after an initial 21-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Company's present maximum aggregate assessment for incidents occurring during a policy year would be approximately $613,000.

   The Company is insured as to its interest in Beaver Valley Unit 1 and the Perry Plant under property damage insurance provided by American Nuclear Insurers, Mutual Atomic Energy Liability Underwriters and NEIL to the operating company for each plant. Under these arrangements, $2,750,000,000 of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided for Beaver Valley Unit 1 and the Perry Plant. The Company pays annual premiums for this coverage and is liable for retrospective assessments of up to approximately $2,300,000 in any one year for each incident.

   The Company intends to maintain insurance against nuclear risks as described above as long as it is available. To the extent that replacement power, property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of the Company's plants exceed the policy limits of the insurance in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by the Company's insurance policies, or to the extent such insurance becomes unavailable in the future, the Company would remain at risk for such costs.

                              - 6 -
   The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1,060,000,000 or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Company is unable to predict what effect these requirements may have on the availability of insurance proceeds to the Company for the Company's bondholders.

Environmental Matters

   Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated capital expenditures for environmental compliance of approximately $2,000,000, which is included in the construction estimate given under "Capital
Requirements" for 1996 through 2000.

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

   The Company is in compliance with the SO2 and nitrogen oxides
(NOx) reduction requirements for 1995 under the Clean Air Act Amendments of 1990. SO2 reductions for the years 1995 through 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The EPA is

                              - 7 -
conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.

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

   The Pennsylvania Department of Environmental Resources (DER) issued regulations dealing with the storage, treatment, transportation and disposal of residual waste such as coal ash and scrubber sludge. These regulations impose additional requirements relating to permitting, ground water monitoring, leachate collection systems, closure, liability insurance and operating matters. The Company recently entered into an agreement with the

                              - 8 -
Pennsylvania Department of Environmental Protection (formerly DER) resolving the major repermitting issues for the Bruce Mansfield Plant's waste disposal facility. As a result of the agreement, the Company expects that the increased costs of compliance with these regulations will not be material.

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

Fuel Supply

   The Company's sources of generation during 1995 were 65.6% coal and 34.4% nuclear. All of the Company's coal supply for the New
Castle Plant is currently supplied through spot purchases of coal produced from nearby reserves.

   The Company estimates its 1996 coal requirement to be 1,200,000 tons (including its share of the coal requirements of CAPCO's W. H. Sammis Unit 7 and the Bruce Mansfield Plant). The coal requirements of W. H. Sammis Unit 7 are furnished from mines located in Ohio, Pennsylvania and West Virginia through spot purchases and Edison contracts which expire at various times through February 28, 2003. See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

   The Company, together with the other CAPCO companies, has several guarantees (the Company's composite percentage being approximately

                              - 9 -
6.7%) of certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant (see Note 7 of Notes to Financial Statements). As of December 31, 1995, the Company's share of the guarantees was $9,160,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations. This contract extends to December 31, 1999.

   The Company's fuel costs (excluding disposal costs) for each of the five years ended December 31, 1995, were as follows:

                                   1995   1994   1993   1992   1991
                                   ----   ----   ----   ----   ----
Cost of fuel consumed per
 million BTUs:
  Coal                           $1.30  $1.34  $1.37  $1.42  $1.41
  Nuclear                        $ .77  $ .88  $ .97  $ .94  $1.05
Average fuel cost per
 kilowatt-hour
  generated (cents)               1.20   1.29   1.36   1.34   1.41

   Nuclear Fuel

   OES Fuel is the sole lessor for the Company's nuclear fuel requirements (see "Capital Requirements" and Note 1 of Notes to
Financial Statements).

   The Company and OES Fuel have contracts for the supply of uranium sufficient to meet projected needs through 2000 and conversion services sufficient to meet projected needs through 2001. Fabrication services for fuel assemblies have been contracted by the CAPCO companies for the next four reloads for Beaver Valley
Unit 1 (through approximately 2000), and the next six reloads for Perry (through approximately 2004). The Company has a contract with U.S. Enrichment Corporation for the majority of its enrichment requirements for nuclear fuel through 2014.

   Prior to the expiration of existing commitments, the Company intends to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, reprocessing and/or waste disposal services, the specific prices and availability of which are not known at this time. Due to the present lack of availability of domestic reprocessing services, to the continuing absence of any program to begin development of such reprocessing capability and questions as to the economics of reprocessing, the Company is calculating nuclear fuel costs based on the assumption that spent fuel will not be reprocessed. On-site spent fuel storage facilities for the Perry Plant are expected to be adequate through 2010; facilities at Beaver Valley Unit 1 are expected to be adequate through 2011. After on-site storage capacity is exhausted, additional storage capacity will have to be obtained which could result in significant additional costs unless

                              - 10 -
reprocessing services or permanent waste disposal facilities become available. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site has become embroiled in the political process. Duquesne and CEI have each previously entered into contracts with the U.S. Department of Energy for the disposal of spent fuel from Beaver Valley Unit 1 and the Perry Plant, respectively.

Capacity and Reserves

   The 1995 net maximum hourly demand on the Company of 836,000 kilowatts (kW) (including 63,000 kW of firm power sales which extend through 2005 as discussed under "Competition") occurred on August 14, 1995. The seasonal capability of the Company on that day was 818,000 kW. The Company purchased power from Edison to meet the maximum hourly demand. Based on existing capacity plans, the load forecast made in October 1995 and anticipated term power sales to other utilities, the capacity margins during the 1996-2000 period are expected to range from about 8% to 9%.

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

   Technological advances and regulatory changes are driving forces toward increasing competition in the energy market. In addition,

                              - 11 -
many large electricity users continue to push for some form of retail wheeling, which would enable retail customers to purchase electricity from producers other than the local utility. While regulators appear to be reluctant to pursue full retail wheeling (primarily because of the adverse impact retail wheeling would have on small users) the debate could place downward pressure on the Company's prices in the future.

   In an effort to more fully utilize its facilities and hold down rates to its other customers, the Company has entered into a long-term power sales agreement with another utility. Currently, the Company is selling 63,000 kW annually under this contract through December 31, 2005. The Company has the option to reduce this commitment by 21,000 kW, with three years advance notice.

Employees

   At December 31, 1995, the Company had 1,220 employees.

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

          The Company owns, individually or together with one or more of the other CAPCO companies as tenants in common, the generating units in service shown below:

                                      Net Demonstrated
                                        Capacity (kW)
                                      ------------------
                                              Company's   Ownership
      Plant-Location             Unit  Total  Entitlement Interest
---------------------------      ----  -----  ----------- ---------

Coal-Fired Units
----------------
  New Castle-West Pittsburg, PA  3-5  333,000   333,000     100.00%
  B. Mansfield-Shippingport, PA   1   780,000    33,000       4.20%
                                  2   780,000    53,000       6.80%
                                  3   800,000    50,000       6.28%
  W. H. Sammis-Stratton, OH       7   600,000   125,000      20.80%




                              - 12 -
Nuclear Units
  Beaver Valley-Shippingport, PA  1   810,000   142,000      17.50%
  Perry-North Perry Village, OH     1,194,000    63,000       5.24%

Oil-Fired Units
  Various                             164,000    25,000      15.18%
                                                -------
    Total                                       824,000
                                                =======

          Prolonged outages of existing generating units might make it necessary for the Company, depending upon the demand for electric service upon its system, to use to a greater extent than otherwise, less efficient and less economic generating units, or purchased power, and in some cases may require the reduction of load during peak periods under the Company's interruptible programs, all to an extent not presently determinable.

          The Company's generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV. The Company's overhead and underground transmission lines aggregate 607 miles.

          The Company's electric distribution systems include 5,084 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. It owns, individually or together with one or more of the other CAPCO companies as tenants in common, 85 substations with a total installed transformer capacity of 3,925,217 kilovolt-amperes, of which 17 are transmission substations, including 8 located at generating plants.

   The Company's transmission lines also interconnect with those of Edison, Duquesne and West Penn Power Company. These interconnections make possible utilization by the Company of generating capacity constructed as a part of the CAPCO program, as well as providing opportunities for the sale of power to other utilities.

ITEM 3.  LEGAL PROCEEDINGS

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.
                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


                              - 13 -
   The Company is a wholly owned subsidiary of Edison. Quarterly dividends of $.85 per share were paid on the Company's common stock during 1995 and 1994.

   For information with respect to certain restrictions on the payment of cash dividends on common stock, see Note 5(a) of Notes to Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information called for by Items 6 through 8 is incorporated herein by reference to the Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Financial Statements included on pages 1 through 16 in the Company's 1995 Annual Report to Stockholders.

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

H. Peter Burg-Age 49

   President of the Company from 1994 to 1995. Senior Vice
   President and Chief Financial Officer of Edison since 1989.
   Director of the Company since 1988. Mr. Burg is also a director of Edison.

Robert H. Carlson-Age 69

   Retired in 1989 as President and Chief Executive Officer of
   Universal-Rundle Corporation, a manufacturer of plumbing


                              - 14 -
   fixtures. Director of the Company since 1983. Mr. Carlson is also a director of Edison and First Shenango Bancorp, Inc.

Willard R. Holland-Age 59

   Chairman of the Board, Chief Executive Officer, and Chief Financial Officer of the Company and President and Chief Executive Officer of Edison, since 1993. President and Chief Operating Officer of Edison from 1991 to 1993. Senior Vice President from 1988 to 1991 of Detroit Edison Company, an electric utility. Director of the Company since 1991. Mr. Holland is also a director of Edison and A. Schulman, Inc.

Charles E. Jones-Age 40

   President of the Company since 1995. Division Manager from 1992 to 1995 and Superintendent of Transmission and Distribution from 1989 to 1992 of Edison. Director of the Company since 1995.

Joseph J. Nowak-Age 64

   Retired. Consultant during 1993 and Vice President during 1992 of Armco Inc., and Executive Vice President-Operations from 1988 to 1992 of Cyclops Industries, Inc., manufacturers of steel products. Cyclops Industries, Inc. merged with Armco Inc. in 1992. Director of the Company since 1982.

Jack E. Reed-Age 53

   Vice President of the Company since 1992. Manager, Substation and Distribution, from 1991 to 1992 and Manager, Transmission and Distribution Maintenance, from 1988 to 1991 of Edison.
   Director of the Company since 1992.

Richard L. Werner-Age 64

   Chairman of the Board, President, and Chief Executive Officer since 1977 of Werner Co., Inc., manufacturer of aluminum extrusions, ladders and scaffolding. Director of the Company since 1993.

Robert P. Wushinske-Age 56

   Secretary and General Counsel of the Company since 1994 and Vice President and Treasurer of the Company since 1987.

David W. McKean-Age 43

   Comptroller of the Company since 1992. Director of Financial
   Reporting of Edison from 1985 to 1992.



ITEM 11.  EXECUTIVE COMPENSATION

                                      SUMMARY EXECUTIVE COMPENSATION TABLE
                            Annual Compensation
                                                                           Long-Term
        Name and                                                         Compensation      All Other
  Principal Position           Year     Salary     Bonus     Other(2)     Payouts (3)   Compensation (4)
  ------------------           ----    --------  ---------   --------    ------------   ----------------
Willard R. Holland             1995    $100,473  $35,907      $  281         $5,294           $7,701
  Chairman of the Board and    1994      92,346   18,500(1)      178            -0-            8,917
  Chief Executive Officer      1993      67,280   16,427(1)      892            -0-            4,337

Charles E. Jones (5)           1995      87,920   26,225       2,430            -0-            3,685
  President                    1994         -0-      -0-         -0-            -0-              -0-
                               1993         -0-      -0-         -0-            -0-              -0-

Jack E. Reed                   1995     117,619   26,247          28          2,683            6,042
  Vice President               1994     109,532    9,666          12            -0-            6,214
                               1993     103,951    5,267       7,994            -0-            6,518

Robert P. Wushinske            1995     112,738   21,774         113            -0-            5,652
  Vice President, Secretary,   1994     103,747   10,170         -0-            -0-            5,529
  Treasurer, and General
   Counsel                     1993      97,386    9,222         180            -0-            4,149

(1) Reflects 50% of the annual awards under the Executive Incentive Compensation Plan. The remaining amounts, which were mandatorily deferred into a Common Stock Equivalent Account, were previously reported in the Long-Term Incentive Plan Table. Beginning in 1995, all annual awards are reported in this column as there is no longer a mandatory deferral.

(2) Consists of reimbursement for income tax obligations on Executive Indemnity Program premium and on perquisites and other personal benefits.

(3) These amounts represent cash payouts of the portion of the 1991 Executive Incentive Compensation Plan annual award previously deferred into a Common Stock Equivalent Account.
                                      - 16 -
(4) For 1995, amount is comprised of (1) matching Edison common stock contributions under the tax qualified Savings Plan: Holland - $1,201; Jones - $3,004; Reed - $4,412; Wushinske - $4,410; (2) the current dollar value of the Company's portion of the premiums paid in 1995 for insurance policies under the Executive Supplemental Life Plan:
     Holland - $3,358; Jones - $666; Reed - $1,576;  Wushinske - $1,242;
     (3) above market interest earned under the Executive Deferred Compensation Plan: Holland - $3,142; Jones - $15; Reed - $33; Wushinske - $0; and (4) a portion of the Executive Indemnity Program premium reportable as income: Holland - $0; Jones - $0; Reed - $21; Wushinske - $0.

(5) Mr. Jones became President on May 18, 1995. Amounts do not include compensation from Edison for capacities served prior to becoming President of the Company.




























                                          LONG-TERM INCENTIVE PLAN TABLE
                                            AWARDS IN LAST FISCAL YEAR
                    1995 Target   Equivalent                          Estimated Future Payouts Under
                     Long-Term    Number of   Performance or Other     Non-Stock Price Based Plan
                     Incentive   Performance     Period Until         (Number of Performance Shares)
                                                                   ----------------------------------
     Name           Opportunity     Shares    Maturation or Payout  Below
                                                                   Threshold Threshold Target Maximum
     ----           -----------  ------------ -------------------- --------- --------- ------ -------
W. R. Holland-CEO     $61,009        3,254          4 years            -0-     1,627    3,254   4,881
C. E. Jones             4,159          222          4 years            -0-       111      222     333
J. E. Reed             11,471          612          4 years            -0-       306      612     918
R. P. Wushinske         4,159          222          4 years            -0-       111      222     333



























   Each executive's 1995 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of Edison's common stock based on the average price of such stock during December 1994, and deferred into a Common Stock Equivalent Account through 1998. At the end of this four-year performance period, the Common Stock Equivalent Account attributed to the deferred award will be valued based on the average price of Edison's common stock during December 1998 and as if any dividends that would have been paid on such stock during the performance period were reinvested on the date paid. This value may be increased or decreased, as described below, based upon the total return of Edison's common stock (that is, stock price appreciation plus reinvested dividends) relative to the Edison Electric Institute's Index of 100 Investor-owned Electric Utility Companies during the period. If an executive retires, dies or otherwise leaves the employment of the Company prior to the end of the four-year period, the value will be further proportionally decreased based on the number of months worked during the period. However, an executive must work at least twelve months during the four-year period to be eligible for an award payout. The final value of an executive's account, if any, will be paid to the executive in cash in early 1999.

   The final value of an executive's account may range from $0 to 150% of the target amount. The maximum amount in the above table is equal to 150% of the target 1995 long-term incentive opportunity and will be earned if Edison's total shareholder return is in the top 15% compared to the Index noted above. An amount equal to 100% of the target 1995 long-term incentive opportunity will be earned if Edison's total shareholder return is in the 38th percentile compared to the Index. The threshold amount is equal to 50% of the target 1995 long-term incentive opportunity and will be earned if Edison's total shareholder return is in the 60th percentile compared to the Index. Payouts for a total shareholder return ranking between the 15th percentile and 60th percentile will be interpolated. However, there will be no long-term award payouts if Edison's total shareholder return compared to the Index falls below the 60th percentile.

Supplemental Executive Retirement Plan

   The Company participates in the Ohio Edison System Supplemental Executive Retirement Plan. Mr. Holland and Mr. Jones are the only executive officers listed above who are eligible to participate in the Plan. At normal retirement, eligible senior executives of the Company who have five or more years of service with the Ohio Edison System are provided a retirement benefit equal to the greater of 65 percent of their highest annual salary from the Company or 55 percent of the average of their highest three consecutive years of salary plus annual incentive awards paid after January 1, 1996, reduced by the executive's pensions under tax-qualified pension plans of the Company or other employers, any supplementary pension

                           - 19 -
under the Company's Executive Deferred Compensation Plan, and social security benefits. Subject to exceptions that might be made in specific cases, senior executives retiring prior to age 65, or with less than five years of service, or both, may receive a similar but reduced benefit. This Plan also provides for disability and surviving spouse benefits. As of the end of 1995, the estimated annual retirement benefits at age 65 from all of the above sources were $65,308 for Mr. Holland and $86,845 for Mr. Jones.

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

   Compensation covered by the Pension Plan consists of basic cash wages and compensation deferred through the Savings Plan up to the maximum amount permitted under the Internal Revenue Code of 1986, as adjusted in accordance with regulations. This amount was $150,000 per year for 1995 and is $150,000 per year for 1996. In addition, a supplementary pension benefit may be payable to participants in the Executive Deferred Compensation Plan. Compensation for 1995 covered by these two plans for the officers shown in the Executive Compensation Table who are not currently participants in the Ohio Edison System Supplemental Executive Retirement Plan is shown under the Salary column of the Table. The credited years of service for these same officers are as follows:
J. E. Reed-29 years; and R. P. Wushinske-22 years.

   The following table shows the estimated annual amounts payable upon retirement as pension benefits under the Pension Plan and the supplemental pension benefit under the Executive Deferred Compensation Plan, based on specified compensation and years of credited service classifications, assuming continuation of both such present Plans and employment until age 65. Retirement prior to age 62 results in a reduction of pension benefits. The amounts shown are subject to a reduction based on an individual's covered compensation, date of birth and years of credited service as defined by the Pension Plan and its optional survivorship provision.









                                 Estimated Annual Retirement Payment from the
                              Pension Plan and the Annual Supplementary Pension
                           Benefit under the Executive Deferred Compensation Plan
                           ------------------------------------------------------
  Applicable               15 Years       25 Years       35 Years       45 Years
Annual Earnings            Service        Service        Service        Service
---------------            --------       --------       --------       --------
  $ 90,000                  $25,700        $40,100        $52,700        $62,600
   100,000                   28,500         45,500         58,500         69,500
   110,000                   31,400         50,100         64,400         76,500
   120,000                   34,200         54,600         70,200         83,400
   130,000                   37,100         59,200         76,100         90,400
   140,000                   39,900         63,700         81,900         97,300




























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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

  (a)  Security Ownership of Certain Beneficial Owners at March 27,
       1996:

                Name and Address of  Amount and Nature of  Percent
Title of Class   Beneficial Owner    Beneficial Ownership  of Class
--------------  -------------------  --------------------  --------

Common Stock,  Ohio Edison Company    6,290,000 shares      100%
$30 par value  76 South Main Street    held directly
                Akron, Ohio 44308

(b) Security Ownership of Management at December 31, 1995:




















                      Title of Class                            Percent of Class
                          Edison             Nature of                Edison               Common
                       Common Stock          Beneficial               Common                Stock
                      No. of Shares          Ownership                Stock             Equivalents*
                      --------------     ------------------    ---------------------    ------------
H. P. Burg                9,424          Direct or Indirect    Less than one percent       11,203
R. H. Carlson             3,783                  "                      "
W. R. Holland             6,407                  "                      "                  29,167
C. E. Jones               2,066                  "                      "                     237
J. J. Nowak                 997                  "                      "
J. E. Reed                3,919                  "                      "                   1,364
R. L. Werner                309
R. P. Wushinske           1,817                  "                      "                     237
All directors and
 executive officers
 as a group              30,232                  "                      "                  42,369

* Common Stock Equivalents are the cumulative number of performance shares credited to each executive officer as of December 31, 1995. These performance shares are the portion of the 1991, 1992, 1993, and 1994 annual incentive awards under the Executive Incentive Compensation Plan that were deferred for four years, and the 1995 long-term incentive opportunity that was deferred for four years under such Plan. For a detailed explanation of the Plan, see the footnote to the Long-Term Incentive Plan Table. Such performance shares do not have voting rights or other rights associated with ownership.





  (c)  Changes in Control: Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.


                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  1.  Financial Statements

     Included in Part II of this report and incorporated herein by reference to the Company's 1995 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.

                                                          Page No.
                                                          --------
Statements of Income-Three Years Ended December 31, 1995      4
Balance Sheets-December 31, 1995 and 1994                     5
Statements of Capitalization-December 31, 1995 and 1994       6
Statements of Retained Earnings-Three Years Ended
 December 31, 1995                                            7
Statements of Capital Stock and Other Paid-In Capital-
    Three Years Ended December 31, 1995                       7
Statements of Cash Flows-Three Years Ended
 December 31, 1995                                            8
Statements of Taxes-Three Years Ended December 31, 1995       9
Notes to Financial Statements                               10-16
Report of Independent Public Accountants                     16

     2.  Financial Statement Schedules

         Included in Part IV of this report:
                                                          Page No.
                                                          --------

       Report of Independent Public Accountants              23
   Schedule - Three Years Ended December 31, 1995:

            II - Valuation and Qualifying Accounts           24

       Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.





                           - 24 -
     3.  Exhibits

Exhibit
Number
-------

      3-1 - Agreement of Merger and Consolidation dated April 1,
            1929, among Pennsylvania Power Company ("Penn Power"), Harmony Electric Company and Peoples Power Company (consummated May 31, 1930), copies of Letters Patent issued thereon, together with the Election Return and Treasurer's Return, relative to decrease of capital stock; Election Return authorizing change of capital stock and increase of indebtedness; Election Return authorizing change of capital stock; Election Return authorizing increase of capital stock; Election Return establishing 4.24% Preferred Stock; Certificate with respect to the establishment of the 4.64% Preferred Stock; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Pine-Mercer Electric Company, Industry Borough Electric Company, Ohio Township Electric Company, and Shippingport Borough Electric Company; Certificate of Change of Location of Penn Power's principal office; Certificate of Consent authorizing increase in authorized Common Stock; Certificate of Consent with respect to the removal of limitations on the authorized amount of indebtedness of Penn Power; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Borolak Public Service Company, Eastfax Public Service Company, Norango Public Service Company, Sadwick Public Service Company, Sosango Public Service Company, Surrick Public Service Company, Wesango Public Service Company, and Westfax Public Service Company; Certificate of Change of Location of Penn Power's principal office; Amendment to the Charter extending the territory in which Penn Power may operate in the Borough of Shippingport, Beaver County, Pennsylvania; Certificate of Consent authorizing increase in authorized Common Stock; Certificate with respect to the establishment of the 8% Preferred Stock; Certificate accepting Business Corporation Law of Pennsylvania for government and regulation of affairs of Penn Power; Articles of Amendment incorporating certain protective provisions relating to Preferred Stock, increasing amount of authorized Preferred Stock and authorizing future increases in amounts of authorized Preferred Stock without a vote of the holders of Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement Affecting Class or Series of Shares

                            - 25 -
Exhibit
Number
-------
            with respect to the establishment of the 7.64% Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Articles of Amendment increasing the number of authorized shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.48% Preferred Stock; Articles of Amendment authorizing sinking fund requirements for Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11% Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 9.16% Preferred Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.24% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 10.50% Preferred Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 15.00% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 13.00% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred Stock, Series B; Articles of Amendment effective April 2, 1987, adding a standard of care for, and limiting the personal liability of, officers and directors; Articles of Amendment effective April 1, 1992, setting forth corporate purposes of the Company; Statement With Respect to Shares with respect to the establishment of the 7.625% Preferred Stock and Statement with Respect to Shares with respect to the establishment of the 7.75% Preferred Stock.(Physically filed and designated respectively, as follows: in Form A-2, Registration No. 2-3889, as Exhibit A-1; in Form 1-MD for 1938, File No.2-3889, as Exhibit (a)-1; in Form 1-MD for 1945, File No. 2-3889, as Exhibit A; in Form U-1, File No. 70-2310, as Exhibit A-3 (d); in
            Form 8-K for March 1951, File No. 1-3491, as Exhibit B;

                            - 26 -
Exhibit
Number
-------
            in Form 8-K for June 1958, File No. 1-3491B, as Exhibit 1; in Form 10-K for 1959 as Exhibits 1, 2, 3 and 4; in Form 8-K for March 1960, File No. 1-3491B as Exhibit A; in Form U-1, File No. 70-3971, as Exhibit A-2; in Form U-1, File No. 70-4055, as Exhibit A-2; as Exhibits 1 through 8 in Form 8-K for January 1962, File No. 1-3491; as Exhibit A in Form 8-K for August 1963, File No. 1-3491; as Exhibits A and B in Form 8-K for September 1969, File No. 1-3491; as Exhibit B in Form 8-K for April 1971, File No. 1-3491; as Exhibit B in Form 8-K for September 1971, File No. 1-3491; in Form U-1, File No. 70-5264, as Exhibit A-2; as Exhibit A in Form 8-K for September 1972, File No. 1-3491; as Exhibit A in Form 8-K for December 1972, File No. 1-3491; as Exhibit A in Form 8-K for March 1973, File No. 1-3491; as Exhibit A in Form 8-K for December 1973, File No. 1-3491; as Exhibits A and C in Form 8-K for February 1974, File No. 1-3491; as Exhibits A and B in Form 8-K for January 1975, File No. 1-3491; as Exhibit F in Form 8-K for May 1975, File No. 1-3491; as Exhibit A in Form 8-K for April 1976, File No. 1-3491; as Exhibit G in Form 10-Q for quarter ended June 30, 1977, File No. 1-3491; as Exhibit C in Form 10-K for 1977, File No. 1-3491; as Exhibit A in Form 10-K for 1977, File No. 1-3491; as Exhibit D in Form 10-Q for quarter ended June 30, 1980, File No. 1-3491; as Exhibit (4) in Form 10-Q for quarter ended June 30, 1981, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended
            June 30, 1982, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1982, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1983, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended March 31, 1984, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended
            June 30, 1984, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1985, File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1987 File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1992 File
            No. 1-3491; as Exhibit 19-2 in Form 10-K for 1992 File No. 1-3491; and as Exhibit 3-2 in Form 10-K for 1993 File No. 1-3491.)

      3-2 - By-Laws of the Company as amended March 25, 1992.(1992
            Form 10-K, Exhibit 3-3, File No. 1-3491.)

      4-1*- Indenture dated as of November 1, 1945, between the Company and The First National Bank of the City of New York (now Citibank, N.A.), as Trustee, as supplemented and amended by Supplemental Indentures dated as of

                            - 27 -
Exhibit
Number
-------
            May 1, 1948, March 1, 1950, February 1, 1952,
            October 1, 1957, September 1, 1962, June 1, 1963,
            June 1, 1969, May 1, 1970, April 1, 1971, October 1,
            1971, May 1, 1972, December 1, 1974, October 1, 1975,
            September 1, 1976, April 15, 1978, June 28, 1979,
            January 1, 1980, June 1, 1981, January 14, 1982,
            August 1, 1982, December 15, 1982, December 1, 1983, September 6, 1984, December 1, 1984, May 30, 1985,
            October 29, 1985, August 1, 1987, May 1, 1988,
            November 1, 1989, December 1, 1990, September 1, 1991, May 1, 1992, July 15, 1992, August 1, 1992, and May 1,
            1993, July 1, 1993, August 31, 1993, September 1, 1993,
            September 15, 1993, October 1, 1993, November 1, 1993 and August 1, 1994. (Physically filed and designated as Exhibits 2(b) (1)-1 through 2(b) (l)-15 in Registration Statement File No. 2-60837; as Exhibits 2(b) (2), 2(b)
            (3), and 2 (b) (4) in Registration Statement File No. 2-68906; as Exhibit 4-2 in Form 10-K for 1981 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1982 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1983 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1984 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1985 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1987 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1988 File No. 1-3491; as Exhibit 19 in Form 10-K for 1989 File No. 1-3491; as Exhibit 19 in Form 10-K for 1990 File No. 1-3491; as Exhibit 19 in Form 10-K for 1991 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1992 File
            No. 1-3491; as Exhibit 4-2 in Form 10-K for 1993 File No. 1-3491; and as Exhibit 4-2 in Form 10-K for 1994 File No. 1-3491.)

(A)   4-2 - Supplemental Indenture dated as of September 1, 1995, between the Company and Citibank, N.A., as Trustee.

     10-1 - Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement of
            Ohio Edison Company, File No. 2-43102, Exhibit 5 (c)
            (2).)

     10-2 - Amendment No. 1 dated January 4, 1974 to Administration
            Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement No. 2-
            68906, Exhibit 5 (c) (3).)


*  Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of
   Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the

                                - 28 -
Exhibit
Number
-------
   total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.

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

    10-11 - Basic Operating Agreement between the CAPCO Companies, as amended January 1, 1993. (1993 Form 10-K,
            Exhibit 10-11, Ohio Edison Company.)


                                - 29 -

Exhibit
Number
-------
--------------------
* Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.
   10-11 - Basic Operating Agreement between the CAPCO Companies, as amended January 1, 1993. (1993 Form 10-K, Exhibit 10-11, Ohio Edison Company.)

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

    10-17 - Participation Agreement No. 2 relating to the financing of the development of certain coal mines, dated as of

                                - 30 -

Exhibit
Number
-------
              August 1, 1974, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Ohio Edison Company, File No. 2-53059,
              Exhibit 5 (h) (2).)

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

    10-21 - Participation Agreement No. 5 dated as of May 1, 1986, among Quarto Mining Company, the CAPCO Companies, the Loan Participants listed in Schedule A thereto, and National City Bank, as Bond Trustee. (1986 Form 10-K,
            Exhibit 10-22, File No. 1-2578, Ohio Edison Company.)

    10-22 - Participation Agreement No. 6 dated as of December 1,
            1991, among Quarto Mining Company, the CAPCO Companies, the Loan Participants listed in Schedule A thereto, National City Bank, as Mortgage Bond Trustee, and National City Bank, as Refunding Bond Trustee. (1991 Form 10-K, Exhibit 10-19, File No. 1-2578, Ohio Edison Company.)
                                - 31 -
Exhibit
Number
-------
    10-23 - Agreement entered into as of October 20, 1981, among the CAPCO Companies regarding the use of Quarto Coal at Mansfield Units Nos. 1, 2 and 3. (1981 Form 10-K,
            Exhibit 20-1, File No. 1-2578, Ohio Edison Company.)

    10-24 - Restated Option Agreement dated as of May 1, 1983, by and between The North American Coal Corporation and the CAPCO Companies. (1983 Form 10-K, Exhibit 19-1, File
            No. 1-2578, Ohio Edison Company.)

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



                                - 32 -
Exhibit
Number
-------
    10-30 - Amendment No. 5 dated as of May 1, 1986, to Trust
            Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee. (1986 Form 10-K, Exhibit 10-30, File No. 1-2578, Ohio Edison Company.)

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

    10-38 - Bond Guaranty dated as of December 1, 1991, by the
            CAPCO Companies to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35, File No. 1-2578, Ohio
            Edison Company.)
                                - 33 -
Exhibit
Number
-------
    10-39 - Open End Mortgage dated as of October 1, 1973, between
            Quarto Mining Company and the CAPCO Companies and Amendment No. 1 thereto dated as of September 15, 1978. (Registration Statement No. 2-68906, Exhibit 10-23.)

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

(B) 10-43 - Ohio Edison System Executive Supplemental Life
            Insurance Plan. (1995 Form 10-K, Exhibit 10-44, File
            No. 1-2578, Ohio Edison Company.)

(B) 10-44 - Ohio Edison System Executive Incentive Compensation
            Plan. (1995 Form 10-K, Exhibit 10-45, File No. 1-2578,
            Ohio Edison Company.)

(B) 10-45 - Ohio Edison System Restated and Amended Executive
            Deferred Compensation Plan. (1995 Form 10-K, Exhibit
            10-46, File No. 1-2578, Ohio Edison Company.)

(B) 10-46 - Ohio Edison System Restated and Amended Supplemental
            Executive Retirement Plan. (1995 Form 10-K, Exhibit 10-47, File No. 1-2578, Ohio Edison Company.)

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

                                - 34 -
Exhibit
Number
-------
    10-49 - Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971, by and between the CAPCO
            Companies. (1987 Form 10-K, Exhibit 28-26, File No. 1-2578, Ohio Edison Company.)

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

    10-52 - Supplement No. 1 dated as of April 28, 1987, to the OE-
            PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29, File No. 1-2578, of Ohio Edison Company.)

    10-53 - APS-PEPCO Power Resale Agreement dated March 18, 1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-30, File No. 1-2578, of Ohio Edison Company.)

    10-54 - Pennsylvania Power Company Master Decommissioning Trust
            Agreement for Beaver Valley Power Station and Perry
            Nuclear Power Plant dated as of April 21, 1995.
            (Quarter ended June 30, 1995 Form 10-Q, Exhibit 10,
            File No. 1-3491.)

    10-55 - Nuclear Fuel Lease dated as of March 31, 1989, between
            OES Fuel, Incorporated, as Lessor, and Pennsylvania
            Power Company, as Lessee. (1989 Form 10-K, Exhibit 10-39, File No. 1-3491.)

(A) 12    - Fixed Charge Ratios

(A) 13    - 1995 Annual Report to Stockholders. (Only those
            portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)


                                - 35 -
Exhibit
Number
-------
(A) 23    - Consent of Independent Public Accountants.

(A) 27    - Financial Data Schedule



(A)  Provided herein in electronic format as an exhibit.

(B) Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

     Pursuant to Rule 14a - 3(10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.

(b)  Reports on Form 8-K

         The Company filed one report on Form 8-K since
September 30, 1995. A report dated March 8, 1996, reported the filing of a petition and application with the Pennsylvania Public
Utility Commission for authority to implement the Company's Rate
Stability and Economic Development Plan.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Pennsylvania Power
Company:

   We have audited, in accordance with generally accepted auditing standards, the financial statements included in Pennsylvania Power Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 8, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                             ARTHUR ANDERSEN LLP



Cleveland, Ohio
February 8, 1996

                                                                                              SCHEDULE II

                                             PENNSYLVANIA POWER COMPANY
                                         VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                        Additions
                                                 -----------------------
                                                                 Charged
                                  Beginning       Charged        to Other                        Ending
          Description              Balance       to Income       Accounts       Deductions       Balance
          -----------             ---------      ---------       --------       ----------       -------
                                                              (In Thousands)
Year Ended December 31, 1995:

  Accumulated provision for
    uncollectible accounts        $    515        $ 1,140          $ 344 (a)     $  1,436 (b)     $  563
                                  ========        =======          =====         ========         ======




Year Ended December 31, 1994:

  Accumulated provision for
    uncollectible accounts        $    559        $ 1,020          $ 328 (a)     $  1,392 (b)     $  515
                                  ========        =======          =====         ========         ======


Year Ended December 31, 1993:

  Accumulated provision for
    uncollectible accounts        $    429        $ 1,050          $ 288 (a)     $ 1,208 (b)      $  559
                                  ========        =======          =====         =======          ======

------------------------
 (a)  Represents recoveries and reinstatements of accounts previously written off.
 (b)  Represents the write-off of accounts considered to be uncollectible.


                            SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PENNSYLVANIA POWER COMPANY


                               BY /s/Willard R. Holland
                                  -------------------------------
                                     Willard R. Holland
                                     Chairman of the Board and
                                     Chief Executive Officer
Date: March 27, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/Willard R. Holland              /s/Robert P. Wushinske
--------------------------------   -------------------------------
   Willard R. Holland                 Robert P. Wushinske
   Chairman of the Board and Chief    Vice President and Treasurer
   Executive Officer (Principal       (Principal Accounting
   Executive Financial Officer)       (Officer)


/s/H. Peter Burg                   /s/Joseph J. Nowak
--------------------------------   --------------------------------
   H. Peter Burg                      Joseph J. Nowak
   Director                           Director


/s/Robert H. Carlson               /s/Jack E. Reed
--------------------------------   --------------------------------
   Robert H. Carlson                  Jack E. Reed
   Director                           Director
                                - 39 -

/s/Charles E. Jones
--------------------------------   --------------------------------
   Charles E. Jones                   Richard L. Werner
   Director                           Director




Date:  March 27, 1996












































                                - 40 -