Form 10-Q
period 1996-03-31
PENNSYLVANIA POWER CO
filed 1996-05-03
CIK 77278

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

                     Commission File Number 1-3491

                      PENNSYLVANIA POWER COMPANY
        (Exact name of Registrant as specified in its charter)

         Pennsylvania                        25-0718810
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)         Identification No.)

     1 E. Washington St., P.O. Box 891, New Castle, PA     16103
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

     6,290,000 shares of common stock, $30 par value, outstanding at May 3, 1996


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


                                                        PENNSYLVANIA POWER COMPANY

                                                           STATEMENTS OF INCOME
                                                                (Unaudited)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ----------------------
                                                                               1996          1995
                                                                             --------      --------
                                                                                 (In thousands)
OPERATING REVENUES                                                           $ 80,324      $ 73,916
                                                                             --------      --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                                     17,980        14,208
  Nuclear operating costs                                                       5,256         7,885
  Other operating costs                                                        13,318        13,875
                                                                             --------      --------
    Total operation and maintenance expenses                                   36,554        35,968
  Provision for depreciation                                                    8,003         8,397
  General taxes                                                                 6,492         6,060
  Income taxes                                                                  9,392         6,650
                                                                             --------      --------
    Total operating expenses and taxes                                         60,441        57,075
                                                                             --------      --------

OPERATING INCOME                                                               19,883        16,841

OTHER INCOME                                                                      352           756
                                                                             --------      --------

TOTAL INCOME                                                                   20,235        17,597
                                                                             --------      --------

NET INTEREST:
  Interest expense                                                              7,387         8,411
  Allowance for borrowed funds used during construction                          (184)         (220)
                                                                             --------      --------
    Net interest                                                                7,203         8,191
                                                                             --------      --------

NET INCOME                                                                     13,032         9,406
PREFERRED STOCK DIVIDEND REQUIREMENTS                                           1,157         1,160
                                                                             --------      --------


EARNINGS ON COMMON STOCK                                                     $ 11,875      $  8,246
                                                                             ========      ========

The accompanying Notes to Financial Statements are an integral part of these statements.


                                                  PENNSYLVANIA POWER COMPANY

                                                        BALANCE SHEETS
                                                          (Unaudited)
                                                                          March 31,         December 31,
                                                                            1996                1995
                                                                         -----------        ------------
                                                                                (In thousands)
              ASSETS
              ------

UTILITY PLANT:
  In service, at original cost                                            $1,217,339         $1,215,274
  Less--Accumulated provision for depreciation                               435,986            426,974
                                                                          ----------         ----------
                                                                             781,353            788,300
                                                                          ----------         ----------

  Construction work in progress-
    Electric plant                                                            13,637             10,997
    Nuclear fuel                                                              10,337              7,858
                                                                          ----------         ----------
                                                                              23,974             18,855
                                                                          ----------         ----------
                                                                             805,327            807,155
                                                                          ----------         ----------

OTHER PROPERTY AND INVESTMENTS                                                16,275             14,550
                                                                          ----------         ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                   15,415             20,984
  Notes receivable from parent company                                        18,000             22,000
  Receivables-
    Customers (less accumulated provisions of $621,000 and $563,000,
     respectively, for uncollectible accounts)                                34,620             35,987
    Parent company                                                            11,659             14,965
    Other                                                                     10,642             15,329
  Materials and supplies, at average cost                                     15,716             15,588
  Prepayments                                                                  8,565              2,113
                                                                          ----------         ----------
                                                                             114,617            126,966
                                                                          ----------         ----------

DEFERRED CHARGES:
  Regulatory assets                                                          188,174            189,900
  Other                                                                        7,591              7,833
                                                                          ----------         ----------
                                                                             195,765            197,733
                                                                          ----------         ----------
                                                                          $1,131,984         $1,146,404
                                                                          ==========         ==========

                                                     PENNSYLVANIA POWER COMPANY

                                                           BALANCE SHEETS
                                                             (Unaudited)
                                                                          March 31,          December 31,
                                                                            1996                 1995
                                                                         -----------         ------------
                                                                                (In thousands)
           CAPITALIZATION AND LIABILITIES
           ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000 shares -
     6,290,000 shares outstanding                                        $  188,700           $  188,700
    Other paid-in capital                                                      (422)                (422)
    Retained earnings                                                        90,170               83,642
                                                                         ----------           ----------
      Total common stockholder's equity                                     278,448              271,920
  Preferred stock-
    Not subject to mandatory redemption                                      50,905               50,905
    Subject to mandatory redemption                                          15,000               15,000
  Long-term debt-
    Associated companies                                                     11,473               11,648
    Other                                                                   303,964              327,022
                                                                         ----------           ----------
                                                                            659,790              676,495
                                                                         ----------           ----------

CURRENT LIABILITIES:
  Currently payable long-term debt-
      Associated companies                                                    7,280                6,180
      Other                                                                  63,764               53,817
  Accounts payable-
      Associated companies                                                    8,295               10,593
      Other                                                                  22,453               26,013
  Accrued taxes                                                              20,153               16,221
  Accrued interest                                                            5,849                8,487
  Other                                                                      22,757               28,345
                                                                         ----------           ----------
                                                                            150,551              149,656
                                                                         ----------           ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                         261,755              260,458
  Accumulated deferred investment tax credits                                30,154               30,521
  Other                                                                      29,734               29,274
                                                                         ----------           ----------
                                                                            321,643              320,253
                                                                         ----------           ----------

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)                       ----------           ----------
                                                                         $1,131,984           $1,146,404
                                                                         ==========           ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.


                                                   PENNSYLVANIA POWER COMPANY

                                                    STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                 ------------------------
                                                                                   1996            1995
                                                                                 --------        --------
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $13,032         $ 9,406
  Adjustments to reconcile net income to net cash from operating activities-
    Provision for depreciation                                                      8,003           8,397
      Nuclear fuel and lease amortization                                           1,814           1,750
      Deferred income taxes, net                                                    2,243           3,068
      Investment tax credits, net                                                    (367)           (334)
      Allowance for equity funds used during construction                            -               (117)
      Deferred fuel costs, net                                                        880          (1,018)
      Receivables                                                                   9,360          (5,951)
      Materials and supplies                                                         (128)            688
      Accounts payable                                                             (5,900)          1,778
      Other                                                                       (11,886)         (12,281)
                                                                                  -------         --------
          Net cash provided from operating activities                              17,051            5,386
                                                                                  -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and repayments-
    Long-term debt                                                                 14,689           18,005
  Dividend payments-
    Common stock                                                                    5,346            5,346
    Preferred stock                                                                 1,158            1,161
                                                                                  -------         --------
          Net cash used for financing activities                                   21,193           24,512
                                                                                  -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                                5,412            6,321
  Loan payment from parent                                                         (4,000)         (25,000)
  Other                                                                                15            2,227
                                                                                  -------         --------
          Net cash used for (provided from) investing activities                    1,427          (16,452)
                                                                                  -------         --------
Net decrease in cash and cash equivalents                                           5,569            2,674
Cash and cash equivalents at beginning of period                                   20,984           17,200
                                                                                  -------         --------
Cash and cash equivalents at end of period                                        $15,415          $14,526
                                                                                  =======         ========





The accompanying Notes to Financial Statements are an integral part of these statements.


                       PENNSYLVANIA POWER COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

1 -  FINANCIAL STATEMENTS:

         The condensed financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the financial statements and notes included in Pennsylvania Power Company's (Company) 1995 Annual Report to Stockholders. The results of operations are not intended to be indicative of results of operations for any future period.

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

     Construction Program --

         The Company, a wholly owned subsidiary of Ohio Edison Company (Edison), currently forecasts expenditures of approximately $105,000,000 for property additions and improvements from 1996-2000, of which approximately $24,000,000 is applicable to 1996. The Company's investment in nuclear fuel is expected to be approximately $31,000,000 during the 1996-2000 period, of which approximately $5,000,000 is applicable to 1996.

     Guarantees --

         The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of March 31, 1996, the Company's share of the guarantee was $7,628,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

     Environmental Matters --

         Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated additional capital expenditures for environmental compliance of approximately
$2,000,000 for the period 1996 through 2000, which is included in the construction forecast under "Construction Program."

         The Company is in compliance with the sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission

                                - 5 -
                  PENNSYLVANIA POWER COMPANY
                      NOTES - (Continued)

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


                                - 6 -


































                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

       We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of March 31, 1996, and the related statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the balance sheet and statement of capitalization of Pennsylvania Power Company as of December 31, 1995, and the related statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1995 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.





                                 ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 1, 1996






                                - 7 -
                        PENNSYLVANIA POWER COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

       Operating revenues were up 8.7% during the first quarter of 1996 due to a 14.6% increase in retail kilowatt-hour sales. Residential and commercial sales increased 13.5% and 9.7%, respectively, during the period. Industrial sales were up 19.1% over 1995 due to the restart of operations by Caparo Steel Company in the second half of 1995. Excluding Caparo, industrial sales were down 2.7% compared to the first quarter of 1995. The Company began supplying 33 megawatts of power to another utility at the beginning of 1996 under a one-year contract, which was the principal cause for a 54% increase in sales to other utilities in the first quarter of 1996 compared to last year. This increase, coupled with the higher level of retail sales, caused total kilowatt-hour sales to increase by 20.1% during the first quarter of 1996 compared with the first quarter of 1995.

       Because of higher kilowatt-hour sales, the Company spent more on fuel and purchased power during the first quarter of 1996, compared to last year. Reduced nuclear expenses reflect lower refueling outage cost levels in 1996.

       The decrease in interest costs compared to 1995 is due to redemptions and refinancing of long-term debt. During the twelve months ended March 31, 1996, the Company reduced its long-term debt by approximately $45,000,000.

Capital Resources and Liquidity

       The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1996, capital requirements for property additions and capital leases are expected to be about $21,000,000, including $3,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $51,000,000 due to maturing long-term debt during the remainder of 1996. These requirements are expected to be satisfied with internal cash.

       As of March 31, 1996, the Company had approximately $33,000,000 of cash and temporary investments and no short-term indebtedness. The Company had $2,000,000 of unused short-term bank lines of credit as of March 31, 1996, and $12,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.



                                - 8 -
       During the first quarter of 1996, the Company made open market purchases for $13,000,000 of its 6.375% first mortgage bonds. From April 1, 1996 through May 1, 1996, the Company made open market purchases for $13,000,000 of its 7.625% first mortgage bonds.

       On March 7, 1996, the Company filed a petition and application with the Pennsylvania Public Utility Commission requesting approval of a Rate Stability and Economic Development Plan (Plan). The Plan, which would remain in effect unless certain significant events occur, provides for the roll-in to base rates of the energy cost rate and the freezing of base rates for a ten-year period. A major component of the Plan is the commitment to reduce fixed costs during the ten-year period. The Company expects to recognize additional depreciation expense related to generating assets and additional amortization of regulatory assets during the ten-year Plan period of at least $330,000,000 more than the amount that would have been recognized if the Plan were not in effect. Additionally, the Plan provides for an increase in contributions to the Company's nuclear decommissioning trusts amounting to $28,000,000 over the ten-year period. The entire $358,000,000 would be recovered through current rates.

PART II.  OTHER INFORMATION
- ---------------------------


Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of stockholders was held on March 27, 1996. The 6,290,000 shares of common stock of the Company outstanding and entitled to vote were represented by proxy.

          (b) At this meeting the following persons were elected to the Company's Board of Directors:

                  H. Peter Burg          Joseph J. Nowak
                  Willard R. Holland     Jack E. Reed
                  Charles E. Jones       Richard L. Werner

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

          (b) Reports on Form 8-K

              The Company filed one report on Form 8-K since December 31, 1995. A report dated March 8, 1996, reported the filing of a petition and application with the Pennsylvania Public Utility Commission for authority to implement the Company's Rate Stability and Economic Development Plan.

                          SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 3, 1996


                              PENNSYLVANIA POWER COMPANY
                              --------------------------
                                     Registrant



                            /s/ Robert P. Wushinske
                        ---------------------------------
                                Robert P. Wushinske
                           Vice President and Treasurer
                             Chief Accounting Officer