Form 10-Q
period 1996-06-30
PENNSYLVANIA POWER CO
filed 1996-08-12
CIK 77278

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


(Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                  OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------   -------------


                    Commission File Number 1-3491


                      PENNSYLVANIA POWER COMPANY
    (Exact name of Registrant as specified in its charter)

         Pennsylvania                       25-0718810
  (State or other jurisdiction of       (I.R.S. Employer
  incorporation or organization)       Identification No.)

1 E. Washington St., P.O. Box 891, New Castle, PA        16103
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

     6,290,000 shares of common stock, $30 par value, outstanding as of August 12, 1996
                             PENNSYLVANIA POWER COMPANY


                                 TABLE OF CONTENTS

                                                              Pages

Part I.  Financial Information


         Statements of Income                                  1

         Balance Sheets                                       2-3

         Statements of Cash Flows                              4

         Notes to Financial Statements                         5

         Report of Independent Public Accountants              6

         Management's Discussion and Analysis of
         Results of Operations and Financial Condition        7-8

Part II. Other Information

PART I.  FINANCIAL INFORMATION
- ------------------------------

                                              PENNSYLVANIA POWER COMPANY

                                                 STATEMENTS OF INCOME
                                                      (Unaudited)
                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                     -------------------       -------------------
                                                       1996       1995           1996       1995
                                                     --------   --------       --------   --------
                                                                     (In thousands)
OPERATING REVENUES                                   $81,314    $77,622        $161,638   $151,538
                                                     -------    -------        --------   --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                            15,955     15,387          33,935     29,595
  Nuclear operating costs                              6,260      8,130          11,516     16,015
  Other operating costs                               15,103     15,090          28,421     28,965
                                                     -------    -------        --------   --------
      Total operation and maintenance expenses        37,318     38,607          73,872     74,575
  Provision for depreciation                          14,486      8,100          22,489     16,497
  Amortization of net regulatory assets                1,845       -              1,845       -
  General taxes                                        5,540      7,362          12,032     13,422
  Income taxes                                         7,094      6,765          16,486     13,415
                                                     -------    -------        --------   --------
    Total operating expenses and taxes                66,283     60,834         126,724    117,909
                                                     -------    -------        --------   --------
OPERATING INCOME                                      15,031     16,788          34,914     33,629

OTHER INCOME                                           3,868        479           4,220      1,235
                                                     -------    -------        --------   --------
TOTAL INCOME                                          18,899     17,267          39,134     34,864
                                                     -------    -------        --------   --------
NET INTEREST:
  Interest expense                                     7,003      7,779          14,390     16,190
  Allowance for borrowed funds used during
    construction                                        (128)      (131)           (312)      (351)
                                                     -------    -------        --------   --------
      Net interest                                     6,875      7,648          14,078     15,839
                                                     -------    -------        --------   --------

NET INCOME                                            12,024      9,619          25,056     19,025

PREFERRED STOCK DIVIDEND
  REQUIREMENTS                                         1,156      1,301           2,313      2,461
                                                     -------    -------        --------   --------
EARNINGS ON COMMON STOCK                             $10,868    $ 8,318        $ 22,743   $ 16,564
                                                     =======    =======        ========   ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                                          PENNSYLVANIA POWER COMPANY

                                               BALANCE SHEETS
                                                 (Unaudited)
                                                       June 30,        December 31,
                                                         1996              1995
                                                     ------------      ------------
                                                             (In thousands)
                    ASSETS
                    ------
UTILITY PLANT:
  In service, at original cost                        $1,216,645         $1,215,274
  Less--Accumulated provision for depreciation           434,784            426,974
                                                      ----------         ----------
                                                         781,861            788,300
                                                      ----------         ----------
  Construction work in progress-
    Electric plant                                        14,752             10,997
    Nuclear fuel                                             618              7,858
                                                      ----------         ----------
                                                          15,370             18,855
                                                      ----------         ----------
                                                         797,231            807,155
                                                      ----------         ----------
OTHER PROPERTY AND INVESTMENTS                            16,563             14,550
                                                      ----------         ----------

CURRENT ASSETS:
  Cash and cash equivalents                                1,289             20,984
  Notes receivable from parent company                    23,000             22,000
  Receivables-
    Customers (less accumulated provisions
      of $555,000 and $563,000, respectively,
      for uncollectible accounts)                         36,727             35,987
    Parent company                                        12,226             14,965
    Other                                                 11,299             15,329
  Materials and supplies, at average cost                 14,292             15,588
  Prepayments                                              5,840              2,113
                                                      ----------         ----------
                                                         104,673            126,966
                                                      ----------         ----------

DEFERRED CHARGES:
  Regulatory assets                                      185,937            189,900
  Other                                                    7,565              7,833
                                                      ----------         ----------
                                                         193,502            197,733
                                                      ----------         ----------
                                                      $1,111,969         $1,146 404
                                                      ==========         ==========

                                                PENNSYLVANIA POWER COMPANY

                                                      BALANCE SHEETS
                                                        (Unaudited)
                                                          June 30,         December 31,
                                                           1996                1995
                                                        ------------       ------------
                                                               (In thousands)
          CAPITALIZATION AND LIABILITIES
          ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized
     6,500,000 shares-6,290,000 shares outstanding       $   188,700         $  188,700
    Other paid-in capital                                       (422)              (422)
    Retained earnings                                         95,804             83,642
                                                         -----------         ----------
      Total common stockholder's equity                      284,082            271,920
  Preferred stock-
    Not subject to mandatory redemption                       50,905             50,905
    Subject to mandatory redemption                           15,000             15,000
  Long-term debt-
    Associated companies                                       8,397             11,648
    Other                                                    303,946            327,022
                                                         -----------         ----------
                                                             662,330            676,495
                                                         -----------         ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                       9,007              6,180
    Other                                                     50,709             53,817
  Accounts payable-
    Associated companies                                       7,208             10,593
    Other                                                     22,404             26,013
  Accrued taxes                                               12,718             16,221
  Accrued interest                                             7,814              8,487
  Other                                                       17,390             28,345
                                                          ----------         ----------
                                                             127,250            149,656
                                                          ----------         ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                          262,594            260,458
  Accumulated deferred investment tax credits                 29,564             30,521
  Other                                                       30,231             29,274
                                                          ----------         ----------
                                                             322,389            320,253
                                                          ----------         ----------

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)        ----------         ----------
                                                          $1,111,969         $1,146,404
                                                          ==========         ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                                            PENNSYLVANIA POWER COMPANY

                                             STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                            Three Months Ended      Six Months Ended
                                                                 June 30,                June 30,
                                                            ------------------     ------------------
                                                             1996        1995       1996         1995
                                                            ------      ------     ------       ------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $12,024      $ 9,619    $25,056     $19,025
  Adjustments to reconcile net income to net cash
    from operating activities-
      Provision for depreciation                            14,486        8,100     22,489      16,497
      Nuclear fuel and lease amortization                    1,652        3,358      3,466       5,108
      Deferred income taxes, net                             2,647         (357)     4,890       2,711
      Investment tax credits, net                             (590)        (335)      (957)       (669)
      Allowance for equity funds used during construction     -            (105)      -           (222)
      Deferred fuel costs, net                               1,634          748      2,514        (270)
      Receivables                                           (3,331)      11,640      6,029       5,689
      Materials and supplies                                 1,424          415      1,296       1,103
      Accounts payable                                        (659)      (2,221)    (6,559)       (443)
      Other                                                (11,134)       4,978    (23,020)     (7,303)
                                                           -------      -------   --------     -------
          Net cash provided from operating activities       18,153       35,840     35,204      41,226
                                                           -------      -------   --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and Repayments-
    Long-term debt                                          14,502       22,344     29,191      40,349
  Dividend Payments-
    Common stock                                             5,347        5,347     10,693      10,693
    Preferred stock                                          1,043        1,300      2,201       2,461
                                                           -------      -------    -------     -------
          Net cash used for financing activities            20,892       28,991     42,085      53,503
                                                           -------      -------    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                           6,246        9,018     11,658      15,339
  Loan to parent                                             5,000        6,000      1,000        -
  Loan payment from parent                                    -            -          -        (19,000)
  Other                                                        141       (2,040)       156         187
                                                           -------      -------    -------     -------
  Net cash used for (provided from) investing activities    11,387       12,978     12,814      (3,474)
                                                           -------      -------    -------     -------
Net decrease in cash and cash equivalents                   14,126        6,129     19,695       8,803
Cash and cash equivalents at beginning of period            15,415       14,526     20,984      17,200
                                                           -------      -------    -------     -------
Cash and cash equivalents at end of period                 $ 1,289      $ 8,397    $ 1,289     $ 8,397
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

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

     Construction Program --

         The Company, a wholly owned subsidiary of Ohio Edison Company, currently forecasts expenditures of approximately $105,000,000 for property additions and improvements from 1996-2000, of which approximately $24,000,000 is applicable to 1996. The Company's investment in nuclear fuel is expected to be approximately $31,000,000 during the 1996-2000 period, of which approximately $5,000,000 is applicable to 1996.

     Guarantees --

         The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of June 30, 1996, the Company's share of the guarantee was $7,628,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

         The Company is in compliance with the sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission

                              - 5 -
allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency is conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.

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






































              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

         We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of June 30, 1996, and the related statements of income and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the balance sheet and statement of capitalization of Pennsylvania Power Company as of December 31, 1995, and the related statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                     ARTHUR ANDERSEN LLP

Cleveland, Ohio
August 9, 1996






                              - 7 -
                   PENNSYLVANIA POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

         Earnings on common stock increased 30.7% in the second quarter of 1996 compared to the same period last year. For the six-month period ended June 30, 1996, earnings increased 37.3% over 1995. These results include accelerated depreciation and amortization of nuclear and regulatory assets totaling approximately $9,000,000 under the Company's Rate Stability and Economic Development Plan (Plan).

         On June 20, 1996, the Pennsylvania Public Utility Commission (PPUC) approved the Plan. The Plan, which will remain in effect unless certain significant events occur, provides for the roll-in to base rates of the energy cost rate and the freezing of base rates for a ten-year period.A major component of the Plan is the commitment to reduce fixed costs during the ten-year period. The Company expects to recognize additional depreciation expense related to generating assets and additional amortization of regulatory assets during the ten-year Plan period of at least $330,000,000 more than the amount that would have been recognized if the Plan were not in effect. Additionally, the Plan provides for an increase in contributions to the Company's nuclear decommissioning trusts amounting to $28,000,000 over the ten-year period. The entire $358,000,000 will be recovered through current rates.

         Operating revenues were up 6.7% during the first half of 1996 due to an 11.9% increase in retail kilowatt-hour sales. Residential and commercial sales increased 7.4% and 8.3%, respectively, during the period. Industrial sales were up 18.1% over 1995 due to the restart of operations by Caparo Steel Company in the second half of 1995. Excluding Caparo, industrial sales were up 1.7% compared to the first half of 1995. Sales to other utilities increased 5.2% in the first half of 1996 compared to last year. This increase, coupled with the higher level of retail sales, contributed to a 9.9% increase in total kilowatt-hour sales during the period.

         Retail kilowatt-hour sales increased 9.2% in the second quarter of 1996 compared to the same period last year. Residential sales were up slightly during the three-month period, while commercial and industrial sales increased 6.8% and 17.3%, respectively, compared to 1995. Sales to other utilities were down 28.6% compared to the second quarter of 1995, with total kilowatt-hour sales being relatively flat.


                              - 8 -
         Because of higher kilowatt-hour sales, the Company spent more on fuel and purchased power during the first half of 1996, compared to last year. Reduced nuclear expenses during the three and six month periods reflect lower refueling outage cost levels in 1996. The comparative increases in depreciation and regulatory asset amortization reflect accelerations under the Plan discussed above.

         The changes in other income, compared to 1995, are principally due to an adjustment to the recoverable costs related to Perry Unit 2 since recovery is beginning sooner than originally anticipated through the Company's Plan.

         The decrease in interest costs compared to 1995 is due to redemptions and refinancing of long-term debt. During the twelve months ended June 30, 1996, the Company reduced its long-term debt by approximately $36,000,000.

Capital Resources and Liquidity

         The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the second half of 1996, capital requirements for property additions and capital leases are expected to be about $15,000,000, including $2,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $50,000,000 due to maturing long-term debt during the remainder of 1996. These requirements are expected to be satisfied with internal cash.

         As of June 30, 1996, the Company had approximately $24,000,000 of cash and temporary investments and no short-term indebtedness. The Company had $2,000,000 of unused short-term bank lines of credit as of June 30, 1996, and $12,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

         Legislative proposals changing the structure of the electric utility industry are receiving attention in Pennsylvania. In the legislature, three separate bills have been introduced and the PPUC has issued a Report and Recommendation (Report) to the Governor and General Assembly dealing with the implementation of electric utility competition in the State. Both the bills and the Report have provisions that allow for transition periods in which utilities would have an opportunity to reduce their potential stranded investment, similar to what the Company is accomplishing through its rate stability plan. Numerous legislative proposals have been introduced in Congress as well. Distribution services would still be regulated under the pending proposals. The Company does not expect state or federal legislation dealing with these issues to be passed during the current sessions.

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

     (b) Reports on Form 8-K

         The Company filed one report on Form 8-K since March 31, 1996. A report dated June 27, 1996, reported that the Pennsylvania Public Utility Commission had approved the Company's Rate Stability and Economic Development Plan.

                              SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






August 12, 1996



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