Form 10-Q
period 1996-09-30
PENNSYLVANIA POWER CO
filed 1996-11-12
CIK 77278

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

     6,290,000 shares of common stock, $30 par value, outstanding as of November 12, 1996

                      PENNSYLVANIA POWER COMPANY


                           TABLE OF CONTENTS

                                                              Pages
                                                              -----

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

Part II. Other Information





























PART I.  FINANCIAL INFORMATION
------------------------------

                                                     PENNSYLVANIA POWER COMPANY

                                                        STATEMENTS OF INCOME
                                                            (Unaudited)
                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                            ---------------------       ----------------------
                                                              1996          1995           1996         1995
                                                            -------       -------       ---------     --------
                                                                             (In thousands)
OPERATING REVENUES                                          $80,489       $81,318        $242,127     $232,856
                                                            -------       -------        --------     --------


OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                   16,191        17,279          50,126       46,874
  Nuclear operating costs                                     5,688         7,465          17,204       23,480
  Other operating costs                                      15,534        13,699          43,955       42,664
                                                            -------       -------        --------     --------
      Total operation and maintenance expenses               37,413        38,443         111,285      113,018
  Provision for depreciation                                 14,530         8,639          37,019       25,136
  Amortization of net regulatory assets                       1,845          -              3,690         -
  General taxes                                               6,159         9,019          18,191       22,441
  Income taxes                                                6,438         9,682          22,924       23,097
                                                            -------       -------        --------     --------
      Total operating expenses and taxes                     66,385        65,783         193,109      183,692
                                                            -------       -------        --------     --------


OPERATING INCOME                                             14,104        15,535          49,018       49,164

OTHER INCOME                                                    934           334           5,154        1,569
                                                            -------       -------        --------     --------

TOTAL INCOME                                                 15,038        15,869          54,172       50,733
                                                            -------       -------        --------     --------


NET INTEREST:
  Interest expense                                            6,926         7,648          21,316       23,838
  Allowance for borrowed funds used during construction         (30)         (215)           (342)        (566)
                                                            -------       -------        --------     --------
      Net interest                                            6,896         7,433          20,974       23,272
                                                            -------       -------        --------     --------


NET INCOME                                                    8,142         8,436          33,198       27,461

PREFERRED STOCK DIVIDEND REQUIREMENTS                         1,157         1,157           3,470        3,618
                                                            -------       -------        --------     --------


EARNINGS ON COMMON STOCK                                    $ 6,985       $ 7,279        $ 29,728     $ 23,843
                                                            =======       =======        ========     ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                                                 PENNSYLVANIA POWER COMPANY

                                                        BALANCE SHEETS
                                                          (Unaudited)
                                                                 September 30,         December 31,
                                                                     1996                  1995
                                                                 -------------         ------------
                                                                            (In thousands)
                   ASSETS
                   ------

UTILITY PLANT:
  In service, at original cost                                    $1,223,563             $1,215,274
  Less--Accumulated provision for depreciation                       450,384                426,974
                                                                  ----------             ----------
                                                                     773,179                788,300
                                                                  ----------             ----------
  Construction work in progress-
    Electric plant                                                    10,553                 10,997
    Nuclear fuel                                                       1,808                  7,858
                                                                  ----------             ----------
                                                                      12,361                 18,855
                                                                  ----------             ----------
                                                                     785,540                807,155
                                                                  ----------             ----------


OTHER PROPERTY AND INVESTMENTS                                        16,756                 14,550
                                                                  ----------             ----------


CURRENT ASSETS:
  Cash and cash equivalents                                              914                 20,984
  Notes receivable from parent company                                37,000                 22,000
  Receivables-
    Customers (less accumulated provisions
      of $555,000 and $563,000, respectively,
      for uncollectible accounts)                                     35,518                 35,987
    Parent company                                                     9,860                 14,965
    Other                                                             10,991                 15,329
  Materials and supplies, at average cost                             13,335                 15,588
  Prepayments                                                          2,771                  2,113
                                                                  ----------             -----------
                                                                     110,389                126,966
                                                                  ----------             -----------

DEFERRED CHARGES:
  Regulatory assets                                                  181,721                189,900
  Other                                                                7,594                  7,833
                                                                  ----------             ----------
                                                                     189,315                197,733
                                                                  ----------             ----------
                                                                  $1,102,000             $1,146,404

                                               PENNSYLVANIA POWER COMPANY

                                                     BALANCE SHEETS
                                                      (Unaudited)
                                                                 September 30,         December 31,
                                                                     1996                  1995
                                                                 -------------         ------------
                                                                            (In thousands)
              CAPITALIZATION AND LIABILITIES
              ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000 shares-
      6,290,000 shares outstanding                                 $  188,700             $  188,700
    Other paid-in capital                                                (422)                  (422)
    Retained earnings                                                  97,330                 83,642
                                                                   ----------             ----------
      Total common stockholder's equity                               285,608                271,920
  Preferred stock-
    Not subject to mandatory redemption                                50,905                 50,905
    Subject to mandatory redemption                                    15,000                 15,000
  Long-term debt -
    Associated companies                                                7,578                 11,648
    Other                                                             303,816                327,022
                                                                   ----------             ----------
                                                                      662,907                676,495
                                                                   ----------             ----------

CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                                8,834                  6,180
    Other                                                              50,658                 53,817
  Accounts payable-
    Associated companies                                                7,765                 10,593
    Other                                                              17,997                 26,013
  Accrued taxes                                                        12,028                 16,221
  Accrued interest                                                      5,541                  8,487
  Other                                                                17,641                 28,345
                                                                   ----------             ----------
                                                                      120,464                149,656
                                                                   ----------             ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                   258,592                260,458
  Accumulated deferred investment tax credits                          28,974                 30,521
  Other                                                                31,063                 29,274
                                                                   ----------             ----------
                                                                      318,629                320,253
                                                                   ----------             ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                           ----------             ----------
                                                                   $1,102,000             $1,146,404
                                                                   ==========             ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                                                       PENNSYLVANIA POWER COMPANY

                                                          STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                    ------------------      ------------------
                                                                      1996      1995          1996      1995
                                                                    --------  --------      --------  --------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  8,142   $ 8,436      $ 33,198   $27,461
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                                      14,530     8,639        37,019    25,136
      Nuclear fuel and lease amortization                              2,435     3,168         5,901     8,276
      Deferred income taxes, net                                      (2,194)    2,466         2,696     5,177
      Investment tax credits, net                                       (590)     (616)       (1,547)   (1,285)
      Allowance for equity funds used during construction               -          222          -         -
      Deferred fuel costs, net                                           603       590         3,117       320
      Receivables                                                      3,883       489         9,912     6,178
      Materials and supplies                                             957     1,207         2,253     2,310
      Accounts payable                                                (3,845)      256       (10,404)     (187)
      Other                                                            2,583     4,936       (20,437)   (2,367)
                                                                    --------   -------      --------   -------
          Net cash provided from operating activities                 26,504    29,793        61,708    71,019
                                                                    --------   -------      --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                      -       13,650          -       13,650
  Redemptions and Repayments-
    Long-term debt                                                     2,390     9,719        31,581    50,068
  Dividend Payments-
    Common stock                                                       5,347     5,347        16,040    16,040
    Preferred stock                                                    1,157     1,157         3,470     3,618
                                                                    --------   -------      --------   -------
          Net cash used for financing activities                       8,894     2,573        51,091    56,076
                                                                    --------   -------      --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                   3,757     5,402        15,415    20,741
  Loan to parent                                                      14,000      -           15,000      -
  Loan payment from parent                                              -       (6,000)          -     (25,000)
  Sale of utility property to parent                                    -       (4,249)          -      (4,249)
  Other                                                                  228       360           272       547
                                                                    --------   -------      --------   -------
          Net cash used for (provided from) investing activities      17,985    (4,487)       30,687    (7,961)
                                                                    --------   -------      --------   -------
Net increase (decrease) in cash and cash equivalents                    (375)   31,707       (20,070)   22,904
Cash and cash equivalents at beginning of period                       1,289     8,397        20,984    17,200
                                                                    --------   -------      --------   -------
Cash and cash equivalents at end of period                          $    914   $40,104      $    914   $40,104
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

   Guarantees --

          The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of September 30, 1996, the Company's share of the guarantee was $7,332,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

          The Company is in compliance with the sulfur dioxide
(SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 are being achieved by burning lower-sulfur fuel, generating


                                - 5 -
more electricity from lower-emitting plants and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency is conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.

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




































            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

          We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of September 30, 1996, and the related statements of income and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 12, 1996





                     PENNSYLVANIA POWER COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings on common stock increased 24.7% for the nine-month period ended September 30, 1996, compared to the same period last year. For the third quarter of 1996, earnings decreased 4.0% from 1995 levels. The 1996 nine-month results reflect accelerated depreciation and amortization of nuclear and regulatory assets totaling approximately $19,000,000 under the Company's Rate Stability and Economic Development Plan. For the quarter ended September 30, 1996, the accelerated amounts were approximately $10,000,000.

          Operating revenues were up 4.0% during the first nine months of 1996 due to a 7.8% increase in retail kilowatt-hour sales. Residential and commercial sales increased 5.5% and 7.3%, respectively, during the period. Industrial sales were up 10.0% over 1995 due to the restart of operations by Caparo Steel Company in the second half of 1995. Excluding Caparo, industrial sales were relatively flat compared to the first nine months of 1995. Sales to other utilities decreased 3.9% in the first nine months of 1996 compared to last year. This decrease, offset by the higher level of retail sales, produced a 4.7% increase in total kilowatt-hour sales during the period.

          Retail kilowatt-hour sales were up slightly in the third quarter of 1996 compared to the same period last year. Residential and commercial sales increased 1.8% and 5.3%, respectively, compared to 1995. Industrial sales decreased 3.4% during the period. Sales to other utilities were down 19.3% compared to the third quarter of 1995, resulting in a 4.4% decrease in total kilowatt-hour sales.

          Because of higher kilowatt-hour sales, the Company spent more on fuel and purchased power during the first nine months of 1996, compared to last year. Reduced nuclear expenses during the three and nine month periods reflect lower refueling outage cost levels in 1996. The comparative increases in other operating costs reflect higher plant maintenance costs during the third quarter coupled with severance costs related to the reorganization discussed below. The changes in depreciation and regulatory asset amortization reflect accelerations under the rate stability plan referred to above. The changes in general taxes are primarily due to 1995 adjustments that totaled approximately $4,700,000, of which $3,000,000 was applicable to the third quarter of that year.


                                - 8 -
          The change in other income for the nine-month period, compared to 1995, is principally due to a second quarter 1996 adjustment to the recoverable costs related to Perry Unit 2 as a result of the Company's rate stability plan.

          The decreases in interest costs for the 1996 periods compared to 1995 are due to redemptions and refinancing of long-term debt. During the twelve months ended September 30, 1996, the Company reduced its long-term debt by approximately $42,000,000.

Capital Resources and Liquidity

          The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1996, capital requirements for property additions and capital leases are expected to be about $14,000,000, including $1,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $50,000,000 for maturing long-term debt during the fourth quarter of 1996. These requirements are expected to be satisfied with internal cash.

          As of September 30, 1996, the Company had approximately $38,000,000 of cash and temporary investments and no short-term indebtedness. The Company had $2,000,000 of unused short-term bank lines of credit as of September 30, 1996, and $12,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

          As part of the Company's continuing efforts to enhance customer service, improve productivity and reduce costs, its district operations areas were restructured during the third quarter of 1996. This reorganization resulted in a work force reduction totaling 52 positions. The Company expects to save approximately $2,500,000 per year as a result of these actions.

         Legislative proposals changing the structure of the electric utility industry are receiving attention in Pennsylvania. In the legislature, three separate bills have been introduced and the Pennsylvania Public Utility Commission has issued a Report and Recommendation to the Governor and General Assembly dealing with the implementation of electric utility competition in the State. Recently, all stakeholders in the restructuring process have been actively pursuing compromise legislation in the State which may result in a revised bill being presented to the legislature before the current legislative session adjourns. Under the provisions of this revised bill, utilities would be required to reduce potential stranded investment, similar to what the Company is accomplishing through its rate stability plan, and be provided an opportunity to collect the remainder of their stranded investment in the form of a transition charge on customer billings. The proposal provides for a phase-in to full retail access over four years with the collection of a transition charge over seven to eight years.

PART II.  OTHER INFORMATION
---------------------------

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






November 12, 1996




                                PENNSYLVANIA POWER COMPANY
                                --------------------------
                                       Registrant



                               /s/  Robert P. Wushinske
                             --------------------------------
                                    Robert P. Wushinske
                               Vice President and Treasurer
                                 Chief Accounting Officer