Form 10-K
period 1996-12-31
PENNSYLVANIA POWER CO
filed 1997-03-21
CIK 77278

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.      X
                                                  ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                        Yes  X            No
                            ---              ---
     State the aggregate market value of the voting stock held by non-
affiliates of the registrant:   None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
$30 par value - 6,290,000 shares outstanding at March 21, 1997.


Documents incorporated by reference        PART OF FORM 10-K INTO WHICH
(to the extent indicated herein):            DOCUMENT IS INCORPORATED
------------------------------------       ----------------------------
  1996 Annual Report to Stockholders                  Part II
         (Pages 1-15)









































                         TABLE OF CONTENTS
                                                               Page
                                                               ----
Part I
   Item  1.  Business.........................................   1
               The Company....................................   1
               Utility Regulation.............................   1
               Capital Requirements...........................   2
               Central Area Power Coordination Group..........   3
               Nuclear Regulation.............................   4
               Nuclear Insurance..............................   4
               Environmental Matters..........................   5
                 Air Regulation...............................   5
                 Water Regulation.............................   6
                 Waste Disposal...............................   6
                 Summary......................................   6
               Fuel Supply....................................   7
               Capacity and Reserves..........................   8
               Regional Reliability...........................   8
               Competition....................................   8
               Employees......................................   8
   Item  2.  Properties.......................................   8
   Item  3.  Legal Proceedings................................   9
   Item  4.  Submission of Matters to a
               Vote of Security Holders.......................   9

Part II
   Item  5.  Market for Registrant's Common Equity
               and Related Stockholder Matters................  10
   Item  6.  Selected Financial Data..........................  10
   Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations..  10
   Item  8.  Financial Statements and Supplementary Data......  10
   Item  9.  Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure.........  10

Part III
   Item 10.  Directors and Executive Officers of the
               Registrant.....................................  10
   Item 11.  Executive Compensation...........................  11
               Summary Executive Compensation Table...........  11
               Long-Term Incentive Plan Table.................  12
               Supplemental Executive Retirement Plan.........  13
               Pension Plan...................................  13
               Compensation Committee Interlocks and Insider
                 Participation in Compensation Decisions......  14
               Compensation of Directors......................  14
   Item 12.  Security Ownership of Certain Beneficial
               Owners and Management..........................  14
   Item 13.  Certain Relationships and Related Transactions...  15

Part IV
   Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K............................  15
                              PART I

ITEM 1. BUSINESS

The Company

          Pennsylvania Power Company (Company) was organized under the laws of the Commonwealth of Pennsylvania in 1930 and owns property and does business as an electric public utility in that state. The Company is authorized to do business and owns property in the State of Ohio. It is a wholly owned subsidiary of Ohio Edison Company (Edison), an Ohio corporation which does business as an electric public utility in Ohio. On September 13, 1996, Edison entered into an agreement to merge with Centerior Energy Corporation under a new holding company called FirstEnergy Corp. If the merger is approved, Edison will become a subsidiary of FirstEnergy, but will remain the Company's parent. The Company and Edison are referred to herein collectively as Companies.

          The Company furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. The Company also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by the Company has a population of approximately 343,000.

Utility Regulation

          The Company is subject to broad regulation as to rates and other matters by the Pennsylvania Public Utility Commission
(PPUC). With respect to its wholesale and interstate electric operations and rates, the Company is subject to regulation, including regulation of its accounting policies and practices, by the Federal Energy Regulatory Commission (FERC).

          The Energy Policy Act of 1992 (1992 Act) amends portions of the Public Utility Holding Company Act of 1935, providing independent power producers and other nonregulated generating facilities easier entry into electric generation markets. The 1992 Act also amended portions of the Federal Power Act, authorizing the FERC, under certain circumstances, to mandate access to utility-owned transmission facilities. Following the enactment of the 1992 Act, the FERC has ordered all utilities to file open access tariffs applicable to transmission facilities, including provisions which require utilities to offer comparable services on a nondiscriminatory basis.

          The Company has agreements to sell power to four wholesale customers; two of the agreements expire in March 1998, and the other two will be in effect until September 1999. A former municipal customer of the Company signed a contract with another energy supplier in November 1995. The Company and the former customer have reached a settlement of the Company's proposed transmission rate which was approved by the FERC on March 13, 1997.
                              - 1 -
          The Company's Rate Stability and Economic Development Plan was approved by the PPUC in the second quarter of 1996. The regulatory plan maintains current base electric rates for the Company through June 20, 2006, and revised the Company's fuel cost recovery method. Under its regulatory plan, the Company eliminated its energy cost rate (ECR) for the recovery of fuel and net purchased power costs as a separate component of customer charges. Energy costs were rolled into the Company's base electric rates at their projected 1996-1997 level. All of the Company's regulatory assets are being recovered under provisions of the regulatory plan. In addition, the PPUC has authorized the Company to recognize additional depreciation expense related to its generating assets and additional amortization of regulatory assets during the ten-year regulatory plan period of at least $358 million more than the amounts that would have been recognized if the regulatory plan were not in effect. These additional amounts are being recovered through current rates.

          In December 1996, Pennsylvania enacted "The Electricity Generation Customer Choice and Competition Act," which will permit residents, including the Company's customers, to choose their electric generation supplier, while transmission and distribution services will continue to be supplied by their current providers. Customer choice would be phased in over three years, beginning in 1999, after a two-year pilot program. The new Pennsylvania law also establishes procedures and standards for the recovery of stranded costs over an eight to nine-year period in the form of a transition charge on customer billings, and allows utilities to seek PPUC approval to securitize, or refinance, stranded costs which have been determined by the PPUC to be recoverable. The Company believes that this legislation will continue to provide for cost recovery in a manner which meets the criteria for application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

Capital Requirements

          The Company's total construction costs, excluding nuclear fuel, amounted to approximately $20 million in 1996. Such costs included expenditures for the betterment of existing facilities and for the construction of transmission lines, distribution lines, substations and other additions. For the years 1997-2001, such construction costs are estimated to be approximately $100 million, of which approximately $21 million is applicable to 1997. See "Environmental Matters" below with regard to possible environment-related expenditures not included in this estimate.

          During the 1997-2001 period, maturities of, and sinking fund requirements for, long-term debt (excluding nuclear fuel) will require the expenditure by the Company of approximately $26 million. These requirements are expected to be met with internally generated cash.

                              - 2 -
          The Company leases its nuclear fuel requirements from OES Fuel, Incorporated (a wholly owned subsidiary of Edison). Investments for additional nuclear fuel during the 1997-2001 period are estimated to be approximately $33 million, of which approximately $9 million applies to 1997. During the same periods, the Company's nuclear fuel investments are expected to be reduced by approximately $32 million and $7 million, respectively, as the nuclear fuel is consumed. The Company recovers the cost of nuclear fuel consumed through its electric rates.

          Based on its present plans, the Company could provide for its cash requirements in 1997 from the following sources: funds to be received from operations; available cash and temporary cash investments (approximately $4 million as of December 31, 1996); funds available under short-term bank credit arrangements presently aggregating $2 million; and the ability to borrow up to $50 million from Edison, if available, under a system funds pool agreement. Additionally, the Company had $12 million of unused bank facilities which may be borrowed for up to several days at the banks' discretion.

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

          With respect to the issuance of first mortgage bonds, other requirements also apply and are more restrictive than the earnings test at the present time. The Company is currently able to issue $251 million principal amount of first mortgage bonds, with up to $117 million of such amount issuable against property additions; the remainder could be issued against previously retired

                              - 3 -
bonds. Based upon earnings for 1996, the Company would be permitted, under the earnings coverage test contained in the Company's charter, to issue at least $176 million of preferred stock at an assumed dividend rate of 9%. If the Company were to issue additional debt at or prior to the time it issued preferred stock, the amount of preferred stock which would be issuable would be reduced.

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




                              - 4 -
          Under the agreements governing the construction and operation of CAPCO generating units, the responsibility is assigned to a specific CAPCO company. CEI has such responsibilities for Perry, and Duquesne is responsible for Beaver Valley Unit 1. The Companies monitor activities in connection with these units but must rely to a significant degree on the operating company for necessary information. The Companies in their oversight role as a practical matter cannot be privy to every detail; it is the operating company that must directly supervise activities and then exercise its reporting responsibilities to the co-owners. The Companies critically review the information given to them by the operating company, but they cannot be absolutely certain that things they would have considered significant have been reported or that they always would have reached exactly the same conclusion about matters that are reported. In addition, the time that is necessarily part of the compiling and analyzing process creates a lag between the occurrence of events and the time the Companies become aware of their significance. The Company has similar responsibilities to the other CAPCO companies with respect to Bruce Mansfield Units 1, 2 and 3 and Edison has those responsibilities with respect to W. H. Sammis Unit 7.

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

          The NRC has promulgated and continues to promulgate regulations related to the safe operation of nuclear power plants. The Company cannot predict what additional regulations will be promulgated or design changes required or the effect that any such regulations or design changes, or the consideration thereof, may have upon Beaver Valley Unit 1 and Perry. Although the Company has no reason to anticipate an accident at any nuclear plant in which it has an interest, if such an accident did happen, it could have a material but presently undeterminable adverse effect on the Company's financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Company, could result in regulations or requirements that could affect the


                              - 5 -
operation or licensing of plants that the Company does own with a consequent but presently undeterminable adverse impact, and could affect the Company's ability to raise funds in the capital markets.

Nuclear Insurance

          The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $8.92 billion (assuming 110 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200 million; and (ii) $8.72 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $75.5 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on its present ownership interest in Beaver Valley Unit 1 and the Perry Plant, the Company's maximum potential assessment under these provisions (assuming the other CAPCO companies were to contribute their proportionate share of any assessments under the retrospective rating plan) would be $18 million per incident but not more than $2.3 million in any one year for each incident.

          In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Company has also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Company is a member of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Company has policies, renewable yearly, corresponding to its interest in Beaver Valley Unit 1 and the Perry Plant, which provide an aggregate indemnity of up to approximately $70 million for replacement power costs incurred during an outage after an initial 21-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Company's present maximum aggregate assessment for incidents occurring during a policy year would be approximately $0.7 million.

          The Company is insured as to its interest in Beaver Valley Unit 1 and the Perry Plant under property damage insurance provided by American Nuclear Insurers, Mutual Atomic Energy Liability Underwriters and NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided for Beaver Valley Unit 1 and the Perry Plant. The Company pays annual premiums for


                              - 6 -
this coverage and is liable for retrospective assessments of up to approximately $2.3 million in any one year for each incident.

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

          The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1.06 billion or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Company is unable to predict what effect these requirements may have on the availability of insurance proceeds to the Company for the Company's bondholders.

Environmental Matters

          Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated capital expenditures for environmental compliance of approximately $1 million, which is included in the construction estimate given under "Capital Requirements" for 1997 through 2001.

     Air Regulation

          Under the provisions of the Clean Air Act of 1970, both the Commonwealth of Pennsylvania and the State of Ohio adopted ambient air quality standards, and related emission limits, including limits for sulfur dioxide (SO2) and particulates. In addition, the U.S. Environmental Protection Agency (EPA) promulgated an SO2 regulatory plan for Ohio which became effective for W. H. Sammis Unit 7 in 1977. Generating plants to be constructed in the future and some future modifications of existing facilities will be covered not only by the applicable state

                              - 7 -
standards but also by EPA emission performance standards for new sources. In both Pennsylvania and Ohio the construction or modification of emission sources requires approval from appropriate environmental authorities, and the facilities involved may not be operated unless a permit or variance to do so has been issued by those same authorities.

          The Company is in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The EPA is conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.

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

          In December 1996, EPA proposed changes in the National Ambient Air Quality Standard for ozone and proposed a new standard for previously unregulated ultra-fine particulate matter. Final regulations for both of these standards are expected later in 1997. The cost of compliance with these regulations may be substantial and depends on the final provisions of the proposed regulations and the manner in which they are implemented by the states in which the Company operates affected facilities.

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


                              - 8 -
     Waste Disposal

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

Fuel Supply

          The Company's sources of generation during 1996 were 67.6% coal and 32.4% nuclear. All of the Company's coal supply for the New Castle Plant is currently supplied through a sole source contract that provides the coal on a "just-in time" basis.

          The Company estimates its 1997 coal requirement to be 1,400,000 tons (including its share of the coal requirements of CAPCO's W. H. Sammis Unit 7 and the Bruce Mansfield Plant). The coal requirements of W. H. Sammis Unit 7 are furnished from mines located in Ohio, Pennsylvania and West Virginia through spot purchases and Edison contracts which expire at various times through February 28, 2003. See "Environmental Matters" for factors


                              - 9 -
pertaining to meeting environmental regulations affecting coal-fired generating units.

          The Company, together with the other CAPCO companies, has severally guaranteed (the Company's composite percentage being approximately 6.7%) certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant (see Note 5 of Notes to Financial Statements). As of December 31, 1996, the Company's share of the guarantees was $7.3 million. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations. This contract expires December 31, 1999.

          The Company's fuel costs (excluding disposal costs) for each of the five years ended December 31, 1996, were as follows:

                                1996   1995   1994   1993   1992
                                ----   ----   ----   ----   ----
Cost of fuel consumed per
  million BTUs:
    Coal                        $1.31  $1.30  $1.34  $1.37  $1.42
    Nuclear                     $ .64  $ .77  $ .88  $ .97  $ .94
Average fuel cost per
  kilowatt-hour generated
  (cents)                        1.15   1.20   1.29   1.36   1.34

          OES Fuel is the sole lessor for the Company's nuclear fuel requirements (see "Capital Requirements" and Note 1 of Notes to Financial Statements).

          The Company and OES Fuel have contracts for the supply of uranium sufficient to meet projected needs through 2000 and conversion services sufficient to meet projected needs through 2001. Fabrication services for fuel assemblies have been contracted by the CAPCO companies for the next three reloads for Beaver Valley Unit 1 (through approximately 2000), and the next five reloads for Perry (through approximately 2004). The Company has a contract with U.S. Enrichment Corporation for the majority of its enrichment requirements for nuclear fuel through 2014.

          Prior to the expiration of existing commitments, the Company intends to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, reprocessing and/or waste disposal services, the specific prices and availability of which are not known at this time. Due to the present lack of availability of domestic reprocessing services, to the continuing absence of any program to begin development of such reprocessing capability and questions as to the economics of reprocessing, the Company is calculating nuclear fuel costs based on the assumption that spent fuel will not be reprocessed. On-site spent fuel storage facilities for the Perry Plant are expected to

                             - 10 -
be adequate through 2010; facilities at Beaver Valley Unit 1 are expected to be adequate through 2011. After on-site storage capacity is exhausted, additional storage capacity will have to be obtained which could result in significant additional costs unless reprocessing services or permanent waste disposal facilities become available. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site has become embroiled in the political process. Duquesne and CEI have each previously entered into contracts with the U.S. Department of Energy for the disposal of spent fuel from Beaver Valley Unit 1 and the Perry Plant, respectively.

Capacity and Reserves

          The 1996 net maximum hourly demand on the Company of 792,000 kilowatts (kW) (including 59,000 kW of firm power sales which extend through 2005 as discussed under "Competition") occurred on August 6, 1996. The seasonal capability of the Company (including 72,000 kW of net firm and capacity purchases) on that day was 890,000 kW. Of that capacity, 10.0% was available to serve additional load, after giving effect to term power sales to other utilities. Based on existing capacity plans, the load forecast made in October 1996 and anticipated term power sales to other utilities, the capacity margins during the 1997-2001 period are expected to range from about 8% to 9%.

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

Competition

          The Company competes with other utilities for intersystem bulk power sales and for sales to municipalities. The Company competes with suppliers of natural gas and other forms of energy in connection with its industrial and commercial sales and in the home climate control market, both with respect to new customers and

                             - 11 -
conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Company's customers.

          Technological advances and regulatory changes are driving forces toward increasing competition in the energy market. The Pennsylvania pilot program, which will allow residents to choose their electric generation supplier (see "Utility Regulation"), is one such regulatory change. These regulatory changes could place downward pressure on the Company's prices in the future. The Company is actively involved in the implementation of the pilot program, but is unable to predict the ultimate outcome.

          In an effort to more fully utilize its facilities and hold down rates to its other customers, the Company has entered into a long-term power sales agreement with another utility. Currently, the Company is selling 63,000 kW annually under this contract through December 31, 2005. The Company has the option to reduce this commitment by 21,000 kW, with three years' advance notice.

Employees

          At December 31, 1996, the Company had 1,015 employees.

ITEM 2. PROPERTIES

          The Company's First Mortgage Indenture dated as of November 1, 1945, between the Company and Citibank, N.A. (successor to The First National Bank of the City of New York), as amended and supplemented, constitutes, in the opinion of the Company's counsel, a direct first lien on substantially all of the Company's physical property, subject only to excepted encumbrances, as defined in the Indenture. See Notes 2 and 3 of Notes to Financial Statements for information concerning leases and financing encumbrances affecting certain of the Company's properties.

          The Company owns, individually or together with one or more of the other CAPCO companies as tenants in common, the generating units in service shown below:













                             - 12 -

                                 Net Demonstrated
                                   Capacity (kW)
                             -------------------------
                                             Company's    Ownership
Plant-Location        Unit    Total        Entitlement    Interest
--------------        ----    -----        -----------   ---------
Coal-Fired Units
----------------
  New Castle-West
   Pittsburg, PA      3-5    333,000         333,000       100.00%
  B. Mansfield-
   Shippingport, PA    1     780,000          33,000         4.20%
                       2     780,000          53,000         6.80%
                       3     800,000          50,000         6.28%
  W. H. Sammis-
   Stratton, OH        7     600,000         125,000        20.80%

Nuclear Units
-------------
  Beaver Valley-
   Shippingport, PA    1     810,000         142,000        17.50%
  Perry-North Perry
   Village, OH             1,194,000          63,000         5.24%

Oil-Fired Units
---------------
  Various                    164,000          25,000        15.18%
                                            --------
   Total                                     824,000
                                            ========

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

          The Company's electric distribution systems include 5,098 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. It owns, individually or together with one or more of the other CAPCO companies as tenants in common, 85 substations with a total installed transformer capacity of 3,937,154 kilovolt-amperes, of which 17 are transmission substations, including 8 located at generating plants.
                             - 13 -
          The Company's transmission lines also interconnect with those of Edison, Duquesne and West Penn Power Company. These interconnections make possible utilization by the Company of generating capacity constructed as a part of the CAPCO program, as well as providing opportunities for the sale of power to other utilities.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The Company is a wholly owned subsidiary of Edison.
Quarterly dividends of $.85 per share were paid on the Company's common stock during 1996 and 1995.

          For information with respect to certain restrictions on the payment of cash dividends on common stock, see Note 3(a) of Notes to Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by Items 6 through 8 is incorporated herein by reference to the Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Financial Statements included on pages 1 through 15 in the Company's 1996 Annual Report to Stockholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The present term of office of each director extends until the next succeeding annual meeting of stockholders and until his successor is elected and shall qualify.
                             - 14 -
          The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

H. Peter Burg-Age 50

     President and Chief Operating Officer, and Chief Financial Officer of Edison since 1996. Senior Vice President and Chief Financial Officer of Edison from 1989 to 1996. President of the Company from 1994 to 1995. Director of the Company since 1989. Mr. Burg is also a director of Edison.

Willard R. Holland-Age 60

     Chairman of the Board and Chief Executive Officer, and Chief Financial Officer of the Company, since 1993. Chairman of the
    Board and Chief Executive Officer of Edison, since 1996. President and Chief Executive Officer of Edison, from 1993 to
     1996. President and Chief Operating Officer of Edison from 1991 to 1993. Director of the Company since 1991. Mr. Holland is also a director of Edison and A. Schulman, Inc.

R. Joseph Hrach-Age 48

     President of the Company since 1996. Division Manager, Stark
     Division, of Edison from 1991 to 1996. Director of the Company since 1996.

Joseph J. Nowak-Age 65

     Retired. Consultant to Armco Inc. during 1993 and Vice President during 1992 of Armco Inc., and Executive Vice President-Operations from 1988 to 1992 of Cyclops Industries, Inc., manufacturers of steel products. Cyclops Industries, Inc. merged with Armco Inc. in 1992. Director of the Company since 1982.

Jack E. Reed-Age 54

     Vice President of the Company since 1992. Manager, Substation and Distribution of Edison, from 1991 to 1992. Director of the
    Company since 1992.

Richard L. Werner-Age 65

     Chairman of the Board, President, and Chief Executive Officer since 1977 of Werner Co., Inc., manufacturer of aluminum extrusions, ladders and scaffolding. Director of the Company since 1993.


                             - 15 -
Robert P. Wushinske-Age 57

     Secretary and General Counsel of the Company since 1994 and Vice President and Treasurer of the Company since 1987.

David W. McKean-Age 44

     Comptroller of the Company since 1992. Director of Financial
     Reporting of Edison from 1985 to 1992.












































ITEM 11.  EXECUTIVE COMPENSATION
                                             SUMMARY EXECUTIVE COMPENSATION TABLE
                                          Annual Compensation
                                   --------------------------------
                                                                          Long-Term
       Name and                                                         Compensation      All Other
   Principal Position              Year   Salary    Bonus      Other(2)   Payouts(3)   Compensation(4)
--------------------------         ----  --------  -------     --------   ----------   ---------------
Willard R. Holland                 1996  $103,332  $42,639      $  126      $12,420        $14,461
  Chairman of the Board and        1995   100,473   35,907         281        5,294          7,701
  Chief Executive Officer          1994    92,346   18,500(1)      178        -0-            8,917

Jack E. Reed                       1996   121,900   27,783         623        5,606          7,371
  Vice President                   1995   117,619   26,247          28        2,683          6,042
                                   1994   109,532    9,666          12         -0            6,214

Robert P. Wushinske                1996   116,773   27,882         102         -0-           6,230
  Vice President, Secretary,       1995   112,738   21,774         113         -0-           5,652
  Treasurer, and General Counsel   1994   103,747   10,170         -0-         -0-           5,529

(1) This amount reflects 50% of the annual awards under the Executive Incentive Compensation Plan; the remaining amount, which was mandatorily deferred into a Common Stock Equivalent Account, was previously reported in the Long-Term Incentive Plan Table. Beginning in 1995, all annual awards are reported in this column as there is no longer a mandatory deferral.
(2) Consists of reimbursement for income tax obligations on Executive Indemnity Program premium and on perquisites.
(3) These amounts represent cash payouts of the portion of prior years' Executive Incentive Compensation Plan annual award previously deferred into a Common Stock Equivalent Account.
(4) For 1996, amount is comprised of (1) matching Edison common stock contributions under the tax qualified Savings Plan: Holland - $1,260; Reed - $4,780; Wushinske - $4,908; (2) the current dollar value of the Company's portion of the premiums paid in 1996 for insurance policies under the Executive Supplemental Life Plan: Holland - $3,130;
     Reed - $1,650; Wushinske - $1,322; (3) above market interest earned under the Executive Deferred Compensation Plan: Holland - $10,071; Reed - $920; and (4) a portion of the Executive Indemnity Program premium reportable as income: Reed - $21.

                                          LONG-TERM INCENTIVE PLAN TABLE
                                            AWARDS IN LAST FISCAL YEAR
                         1996 Target   Equivalent                           Estimated Future Payouts Under
                          Long-Term     Number of   Performance or Other      Non-Stock Price Based Plan
                          Incentive   Performance       Period Until        (Number of Performance Shares)
                                                                           ----------------------------------
      Name               Opportunity    Shares      Maturation or Payout     Below
                                                                           Threshold Threshold Target Maximum
      ----               -----------  -----------   --------------------   --------- --------- ------ -------
W. R. Holland-CEO          $62,229       2,692             4 years            -0-      1,346    2,692  4,039
J. E. Reed                  11,702         506             4 years            -0-        253      506    759
R. P. Wushinske              4,272         184             4 years            -0-         92      184     275




























Each executive's 1996 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of Edison's common stock based on the average price of such stock during December 1995, and will be held in a Common Stock Equivalent Account through 1999. At the end of this four-year performance period, this Common Stock Equivalent Account will be valued based on the average price of Edison's common stock during December 1999 and as if any dividends that would have been paid on such stock during the performance period were reinvested on the date paid. This value may be increased or decreased based upon the total return of Edison's common stock relative to the Edison Electric Institute's Index of 100 Investor-owned Electric Utility Companies (Index) during the period. If an executive retires, dies or otherwise leaves the employment of the Company prior to the end of the four-year period, the value will be further proportionally decreased based on the number of months worked during the period. However, an executive must work at least twelve months during the four-year period to be eligible for an award payout. The final value of an executive's account, if any, will be paid to the executive in cash early in the year 2000.

          The final value of an executive's account may range from zero to 150% of the target amount. The maximum amount in the above table is equal to 150% of the target 1996 long-term incentive opportunity and will be earned if Edison's total shareholder return is in the top 15% compared to the Index noted above. An amount equal to 100% of the target 1996 long-term incentive opportunity will be earned if Edison's total shareholder return is in the 38th percentile compared to the Index. The threshold amount is equal to 50% of the target 1996 long-term incentive opportunity and will be earned if Edison's total shareholder return is in the 60th percentile compared to the Index. Payouts for a total shareholder return ranking between the 15th percentile and 60th percentile will be interpolated. However, there will be no long-term award payouts if Edison's total shareholder return compared to the Index falls below the 60th percentile.

Supplemental Executive Retirement Plan

          The Company participates in the Ohio Edison System Supplemental Executive Retirement Plan. Mr. Holland is the only executive officer listed above who is eligible to participate in the Plan. At normal retirement, eligible senior executives of the Company who have five or more years of service with the Ohio Edison System are provided a retirement benefit equal to the greater of 65 percent of their highest annual salary from the Company, or 55 percent of the average of their highest three consecutive years of salary plus annual incentive awards paid after January 1, 1996 and paid prior to retirement, reduced by the executive's pensions under tax-qualified pension plans of the Company or other employers, any supplementary pension under the Company's Executive Deferred Compensation Plan, and social security benefits. Subject to

                             - 19 -
exceptions that might be made in specific cases, senior executives retiring prior to age 65, or with less than five years of service, or both, may receive a similar but reduced benefit. This Plan also provides for disability and surviving spouse benefits. As of the end of 1996, the estimated annual retirement benefits at age 65 from all of the above sources was $67,166 for Mr. Holland.

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

          Compensation covered by the Pension Plan consists of basic cash wages and compensation deferred through the Savings Plan up to the maximum amount permitted under the Internal Revenue Code of 1986, as adjusted in accordance with regulations. This amount was $150,000 per year for 1996 and is $160,000 per year for 1997. In addition, a supplementary pension benefit may be payable to participants in the Executive Deferred Compensation Plan. Compensation for 1996 covered by these two plans for the officers shown in the Executive Compensation Table who are not currently participants in the Ohio Edison System Supplemental Executive Retirement Plan is shown under the Salary column of the Table. The credited years of service for these same officers are as follows:
J. E. Reed-30 years; and R. P. Wushinske-23 years.

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











                           Estimated Annual Retirement Payment from the
                        Pension Plan and the Annual Supplementary Pension
                     Benefit under the Executive Deferred Compensation Plan
                     -------------------------------------------------------
 Applicable          15 Years       25 Years       35 Years       45 Years
Annual Earnings       Service        Service        Service        Service
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




























Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

          The Board of Directors has no compensation committee. The
Board of Directors, other than Mr. Holland, establishes the compensation of Mr. Holland as chief executive officer; Mr. Holland establishes the compensation of the other executive officers of the Company. During 1996 Mr. Holland served as a director of Edison and
H. Peter Burg served as an executive officer of Edison and as a director of the Company. In his capacity as a director of the Company, Mr. Burg participated in decisions relating to the compensation of Mr. Holland.

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

     (a)  Security Ownership of Certain Beneficial Owners at
          March 21, 1997:

                Name and Address of  Amount and Nature of  Percent
Title of Class    Beneficial Owner   Beneficial Ownership  of Class
--------------  -------------------  --------------------  --------

Common Stock,   Ohio Edison Company    6,290,000 shares      100%
$30 par value   76 South Main Street    held directly
                 Akron, Ohio 44308

     (b)  Security Ownership of Management at December 31, 1996:















                    Title of Class                        Percent of Class
                       Edison           Nature of               Edison              Common
                     Common Stock       Beneficial              Common               Stock
                     No. of Shares       Ownership               Stock            Equivalents*
                    --------------   ------------------   ---------------------   ------------
H. P. Burg               10,111      Direct or Indirect   Less than one percent      13,569
W. R. Holland             7,502             "                      "                 44,741
R. J. Hrach               1,594             "                      "                    426
J. J. Nowak               1,169             "                      "
J. E. Reed                4,435             "                      "                  1,895
R. L. Werner                432
R. P. Wushinske           2,168             "                      "                    451
All directors and
 executive officers
 as a group              29,182             "                      "                 61,082

* Common Stock Equivalents are the cumulative number of performance shares credited to each executive officer as of December 31, 1996. These performance shares are the portion of the 1992, 1993, and 1994 annual incentive awards under the Executive Incentive Compensation Plan that were deferred for four years, and the 1995 and 1996 long-term incentive opportunities that were deferred for four years under such Plan. For a detailed explanation of the Plan, see the footnote to the Long-Term Incentive Plan Table. Such performance shares do not have voting rights or other rights associated with ownership.














   (c)   Changes in Control: Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1.  Financial Statements

          Included in Part II of this report and incorporated herein by reference to the Company's 1996 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.

                                                         Page No.
                                                         --------
Statements of Income-Three Years Ended December 31, 1996     4
Balance Sheets-December 31, 1996 and 1995                    5
Statements of Capitalization-December 31, 1996 and 1995      6
Statements of Retained Earnings-Three Years
 Ended December 31, 1996                                     7
Statements of Capital Stock and Other Paid-In Capital-
 Three Years Ended December 31, 1996                         7
Statements of Cash Flows-Three Years Ended
 December 31, 1996                                           8
Statements of Taxes-Three Years Ended December 31, 1996      9
Notes to Financial Statements                              10-15
Report of Independent Public Accountants                    15

    2.  Financial Statement Schedules

    Included in Part IV of this report:
                                                          Page No.
                                                          --------

  Report of Independent Public Accountants                   22
Schedule - Three Years Ended December 31, 1996:

    II - Valuation and Qualifying Accounts                   23

     Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.





                             - 24 -
    3.  Exhibits

Exhibit
Number
-------
     3-1 - Agreement of Merger and Consolidation dated April
           1,1929, among Pennsylvania Power Company ("Penn Power"), Harmony Electric Company and Peoples Power Company (consummated May 31, 1930), copies of Letters Patent issued thereon, together with the Election Return and Treasurer's Return, relative to decrease of capital stock; Election Return authorizing change of capital stock and increase of indebtedness; Election Return authorizing change of capital stock; Election Return authorizing increase of capital stock; Election Return establishing 4.24% Preferred Stock; Certificate with respect to the establishment of the 4.64% Preferred Stock; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Pine-Mercer Electric Company, Industry Borough Electric Company, Ohio Township Electric Company, and Shippingport Borough Electric Company; Certificate of Change of Location of Penn Power's principal office; Certificate of Consent authorizing increase in authorized Common Stock; Certificate of Consent with respect to the removal of limitations on the authorized amount of indebtedness of Penn Power; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Borolak Public Service Company, Eastfax Public Service Company, Norango Public Service Company, Sadwick Public Service Company, Sosango Public Service Company, Surrick Public Service Company, Wesango Public Service Company, and Westfax Public Service Company; Certificate of Change of Location of Penn Power's principal office; Amendment to the Charter extending the territory in which Penn Power may operate in the Borough of Shippingport, Beaver County, Pennsylvania; Certificate of Consent authorizing increase in authorized Common Stock; Certificate with respect to the establishment of the 8% Preferred Stock; Certificate accepting Business Corporation Law of Pennsylvania for government and regulation of affairs of Penn Power; Articles of Amendment incorporating certain protective provisions relating to Preferred Stock, increasing amount of authorized Preferred Stock and authorizing future increases in amounts of authorized Preferred Stock without a vote of the holders of Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 7.64% Preferred Stock; Articles of Amendment

                             - 25 -
Exhibit
Number
-------
           increasing the authorized number of shares of Common Stock; Articles of Amendment increasing the number of authorized shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.48% Preferred Stock; Articles of Amendment authorizing sinking fund requirements for Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11% Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 9.16% Preferred Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.24% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 10.50% Preferred Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 15.00% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 13.00% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred Stock, Series B; Articles of Amendment effective April 2, 1987, adding a standard of care for, and limiting the personal liability of, officers and directors; Articles of Amendment effective April 1, 1992, setting forth corporate purposes of the Company; Statement With Respect to Shares with respect to the establishment of the 7.625% Preferred Stock and Statement with Respect to Shares with respect to the establishment of the 7.75% Preferred Stock.(Physically filed and designated respectively, as follows: in Form A-2, Registration No. 2-3889, as Exhibit A-1; in Form 1-MD for 1938, File No.2-3889, as Exhibit (a)-1; in Form 1-MD for 1945, File No. 2-3889, as Exhibit A; in Form U-1, File No. 70-2310, as Exhibit A-3 (d); in Form 8-K for March 1951, File No. 1-3491, as Exhibit B; in Form 8-K for June 1958, File No. 1-3491B, as Exhibit 1; in Form 10-K for 1959 as Exhibits 1, 2, 3 and 4; in Form 8-K for

                             - 26 -

Exhibit
Number
-------
           March 1960, File No. 1-3491B as Exhibit A; in Form U-1, File No. 70-3971, as Exhibit A-2; in Form U-1, File No. 70-4055, as Exhibit A-2; as Exhibits 1 through 8 in Form 8-K for January 1962, File No. 1-3491; as Exhibit A in Form 8-K for August 1963, File No. 1-3491; as Exhibits
           A and B in Form 8-K for September 1969, File No. 1-3491; as Exhibit B in Form 8-K for April 1971, File No. 1-3491; as Exhibit B in Form 8-K for September 1971, File No. 1-3491; in Form U-1, File No. 70-5264, as Exhibit A-2; as Exhibit A in Form 8-K for September 1972, File No. 1-3491; as Exhibit A in Form 8-K for December 1972, File No. 1-3491; as Exhibit A in Form 8-K for March 1973, File No. 1-3491; as Exhibit A in Form 8-K for December 1973, File No. 1-3491; as Exhibits A and C in Form 8-K for February 1974, File No. 1-3491; as Exhibits A and B in Form 8-K for January 1975, File No. 1-3491; as Exhibit F in Form 8-K for May 1975, File No. 1-3491; as Exhibit A in Form 8-K for April 1976, File No. 1-3491; as Exhibit G in Form 10-Q for quarter ended June 30, 1977, File No. 1-3491; as Exhibit C in Form 10-K for 1977, File No. 1-3491; as Exhibit A in Form 10-K for 1977, File No. 1-3491; as Exhibit D in Form 10-Q for quarter ended June 30, 1980, File No. 1-3491; as Exhibit
           (4) in Form 10-Q for quarter ended June 30, 1981, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended June 30, 1982, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1982, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1983, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended March 31, 1984, File No. 1-3491; as
           Exhibit 4 in Form 10-Q for quarter ended June 30, 1984, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1985, File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1987 File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1992 File No. 1-3491; as Exhibit 19-2 in Form 10-K for 1992 File No. 1-3491; and as Exhibit 3-2 in Form 10-K for 1993 File No. 1-3491.)

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

                             - 27 -
Exhibit
Number
-------
           1976, April 15, 1978, June 28, 1979, January 1, 1980,
           June 1, 1981, January 14, 1982, August 1, 1982, December 15, 1982, December 1, 1983, September 6, 1984, December 1, 1984, May 30, 1985, October 29, 1985, August 1, 1987,
           May 1, 1988, November 1, 1989, December 1, 1990,
           September 1, 1991, May 1, 1992, July 15, 1992, August 1,
           1992, and May 1, 1993, July 1, 1993, August 31, 1993,
           September 1, 1993, September 15, 1993, October 1, 1993, November 1, 1993 and August 1, 1994. (Physically filed and designated as Exhibits 2(b) (1)-1 through 2(b) (l)- 15 in Registration Statement File No. 2-60837; as Exhibits 2(b) (2), 2(b) (3), and 2 (b) (4) in
           Registration Statement File No. 2-68906; as Exhibit 4-2 in Form 10-K for 1981 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1982 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1983 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1984 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1985 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1987 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1988 File No. 1-3491; as Exhibit 19 in Form 10-K for 1989 File No. 1-3491; as Exhibit 19 in Form 10-K for 1990 File No. 1-3491; as Exhibit 19 in Form 10-K for 1991 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1992 File No. 1-3491; as Exhibit 4-2 in Form 10-K for 1993 File No. 1-3491; and as Exhibit 4-2 in Form 10-K for 1994 File No. 1-3491.)

     4-2 - Supplemental Indenture dated as of September 1, 1995, between the Company and Citibank, N.A., as Trustee.
           (1995 Form 10-K, Exhibit 4-2.)

    10-1 - Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement of
           Ohio Edison Company, File No. 2-43102, Exhibit 5 (c)
           (2).)

    10-2 - Amendment No. 1 dated January 4, 1974 to Administration
           Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement No. 2-68906,
           Exhibit 5 (c)(3).)

-----------------
* Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.


                             - 28 -

Exhibit
Number
-------
    10-3 - Transmission Facilities Agreement between the CAPCO
           Group dated as of September 14, 1967. (Registration
           Statement of Ohio Edison Company, File No. 2-43102,
           Exhibit 5 (c)(3).)

    10-4 - Amendment No. 1 dated as of January 1, 1993 to
           Transmission Facilities Agreement between the CAPCO
           Group dated as of September 14, 1967. (1993 Form 10-K,
           Exhibit 10-4, Ohio Edison Company.)

    10-5 - Agreement for the Termination or Construction of Certain
           Agreements effective September 1, 1980 among the CAPCO
           Group. (Registration Statement No. 2-68906, Exhibit 10-
           4.)

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

    10-11 - Basic Operating Agreement between the CAPCO Companies, as amended January 1, 1993. (1993 Form 10-K,
            Exhibit 10-11, Ohio Edison Company.)

    10-12 - Memorandum of Agreement effective as of September 1,
            1980, among the CAPCO Group. (1991 Form 10-K, Exhibit
            19-2, Ohio Edison Company.)




                             - 29 -
Exhibit
Number
-------
    10-13 - Operating Agreement for Beaver Valley Power Station
            Units Nos. 1 and 2 as Amended and Restated September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 10-15, File No. 1-2578, of Ohio Edison Company.)

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

    10-17 - Participation Agreement No. 2 relating to the financing of the development of certain coal mines, dated as of August 1, 1974, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Ohio Edison Company, File No. 2-53059, Exhibit 5 (h)(2).)

    10-18 - Amendment No. 1 dated as of September 15, 1978, to
            Participation Agreement No. 2 dated as of August 1, 1974, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as


                             - 30 -
Exhibit
Number
-------
            Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration
            Statement No. 2-68906, Exhibit 5 (e) (4).)

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

    10-25 - Trust Indenture and Mortgage dated as of October 1,
            1973, between Quarto Mining Company and National City
            Bank, as Bond Trustee, together with Guaranty, dated as

                             - 31 -
Exhibit
Number
-------
            of October 1, 1973, with respect thereto by the CAPCO
            Group. (Registration Statement of Ohio Edison Company, File No. 2-61146, Exhibit 5 (e) (5).)

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




                             - 32 -
Exhibit
Number
-------
    10-32 - Trust Indenture dated as of December 1, 1991, between
            Quarto Mining Company and National City Bank, as Bond
            Trustee. (1991 Form 10-K, Exhibit 10-29, File No. 1-
            2578, Ohio Edison Company.)

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

    10-40 - Restructuring Agreement dated as of April 1, 1985, among Quarto Mining Company, the CAPCO Companies, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in schedules thereto, Central National Bank of Cleveland, as Owner

                             - 33 -
Exhibit
Number
-------
            Trustee, National City Bank, as Loan Trustee, and
            National City Bank, as Bond Trustee. (1985 Form 10-K,
            Exhibit 10-33, File No. 1-2578, Ohio Edison Company.)

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

                             - 34 -
Exhibit
Number
-------
            (1987 Form 10-K, Exhibit 28-27, File No. 1-2578, of
            Ohio Edison Company.)

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

(A)    12 - Fixed Charge Ratios

(A)    13 - 1996 Annual Report to Stockholders. (Only those
            portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)

(A)    23 - Consent of Independent Public Accountants.

(A)    27 - Financial Data Schedule

(A)  Provided herein in electronic format as an exhibit.

(B) Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.


                             - 35 -
     Pursuant to Rule 14a - 3(10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.

(b)  Reports on Form 8-K

     None.













































                             - 36 -

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Pennsylvania Power
Company:

          We have audited, in accordance with generally accepted auditing standards, the financial statements included in Pennsylvania Power Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 7, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                              ARTHUR ANDERSEN LLP



Cleveland, Ohio
February 7, 1997



















                             - 37 -

                                                                                          SCHEDULE II

                                        PENNSYLVANIA POWER COMPANY
                                    VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         Additions
                                                  -----------------------
                                                                  Charged
                                   Beginning       Charged        to Other                      Ending
        Description                 Balance       to Income       Accounts      Deductions     Balance
        -----------               ----------      ---------       --------      ----------     -------
                                                               (In Thousands)
Year Ended December 31, 1996:

  Accumulated provision for
    uncollectible accounts         $    563         $ 1,308       $ 362(a)       $  1,664(b)    $  569
                                   ========         =======       =====          ========       ======


Year Ended December 31, 1995:

  Accumulated provision for
    uncollectible accounts         $    515         $ 1,140       $ 344(a)       $  1,436(b)    $  563
                                   ========         =======       =====          ========       ======



Year Ended December 31, 1994:

  Accumulated provision for
    uncollectible accounts        $    559          $ 1,020       $ 328(a)       $ 1,392(b)     $  515
                                  ========          =======       =====          =======        ======

-------------------------
(a) Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.

                                                   - 38 -
                            SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PENNSYLVANIA POWER COMPANY


                              BY /s/Willard R.Holland
                                 --------------------------------
                                    Willard R. Holland
                                    Chairman of the Board and
                                    Chief Executive Officer
Date: March 21, 1997

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s Willard R. Holland               /s/Robert P. Wushinske
----------------------------------  ------------------------------
   Willard R. Holland                  Robert P. Wushinske
   Chairman of the Board and Chief     Vice President and Treasurer
   Executive Officer (Principal        (Principal Accounting
   Executive Officer and               Officer)
   Principal Financial Officer)


/s/H. Peter Burg                     /s/Jack E. Reed
----------------------------------   ------------------------------
   H. Peter Burg                        Jack E. Reed
   Director                             Director


/s/R. Joseph Hrach
----------------------------------   ------------------------------
   R. Joseph Hrach                      Richard L. Werner
   Director                             Director


/s/Joseph J. Nowak
----------------------------------
   Joseph J. Nowak
   Director


Date:  March 21, 1997
                             - 39 -