Form 10-Q
period 1997-03-31
PENNSYLVANIA POWER CO
filed 1997-05-13
CIK 77278

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to________________

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

Yes  X   No
    ___     ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     6,290,000 shares of common stock, $30 par value, outstanding at May 13, 1997




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


                                           PENNSYLVANIA POWER COMPANY

                                              STATEMENTS OF INCOME
                                                  (Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                               1997          1996
                                                             --------      --------
                                                                 (In thousands)
OPERATING REVENUES                                           $ 78,977      $ 80,324
                                                             --------      --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                     15,897        17,980
  Nuclear operating costs                                       6,473         5,256
  Other operating costs                                        13,588        13,318
                                                             --------      --------
    Total operation and maintenance expenses                   35,958        36,554
  Provision for depreciation                                   14,291         8,003
  Amortization of net regulatory assets                         1,845          -
  General taxes                                                 6,299         6,492
  Income taxes                                                  6,951         9,392
                                                             --------      --------
    Total operating expenses and taxes                         65,344        60,441
                                                             --------      --------

OPERATING INCOME                                               13,633        19,883

OTHER INCOME                                                      670           352
                                                             --------      --------

TOTAL INCOME                                                   14,303        20,235
                                                             --------      --------
NET INTEREST:
  Interest expense                                              5,756         7,387
  Allowance for borrowed funds used during construction           (47)         (184)

                                                             --------      --------
    Net interest                                                5,709         7,203
                                                             --------      --------

NET INCOME                                                      8,594        13,032

PREFERRED STOCK DIVIDEND REQUIREMENTS                           1,157         1,157
                                                             --------      --------

EARNINGS ON COMMON STOCK                                     $  7,437      $ 11,875
                                                             ========      ========

The accompanying Notes to Financial Statements are an integral part of these statements.


                                         PENNSYLVANIA POWER COMPANY

                                              BALANCE SHEETS
                                                (Unaudited)
                                                                  March 31,       December 31,
                                                                    1997              1996
                                                                 -----------      ------------
                                                                        (In thousands)
                        ASSETS
                        ------

UTILITY PLANT:
  In service, at original cost                                   $1,229,915         $1,228,618
  Less--Accumulated provision for depreciation                      481,301            465,003
                                                                 ----------         ----------
                                                                    748,614            763,615
                                                                 ----------         ----------
  Construction work in progress-
    Electric plant                                                    8,923              7,645
    Nuclear fuel                                                      2,727              1,803
                                                                 ----------         ----------
                                                                     11,650              9,448
                                                                 ----------         ----------
                                                                    760,264            773,063
                                                                 ----------         ----------

OTHER PROPERTY AND INVESTMENTS                                       24,628             21,131
                                                                 ----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                             475              1,387
  Notes receivable from parent company                                 -                 2,500
  Receivables-
    Customers (less accumulated provisions of $666,000 and
      $569,000, respectively, for uncollectible accounts)            36,825             38,054
    Parent company                                                   15,127             14,450
    Other                                                            15,036             14,970
  Materials and supplies, at average cost                            14,644             14,269
  Prepayments                                                         8,783              1,576
                                                                 ----------         ----------
                                                                     90,890             87,206
                                                                 ----------         ----------

DEFERRED CHARGES:
  Regulatory assets                                                 173,489            177,283
  Other                                                               7,143              7,212
                                                                 ----------          ---------
                                                                    180,632            184,495
                                                                 ----------          ---------
                                                                 $1,056,414         $1,065,895
                                                                 ==========         ==========



                                         PENNSYLVANIA POWER COMPANY

                                               BALANCE SHEETS
                                                 (Unaudited)
                                                              March 31,       December 31,
                                                                1997              1996
                                                            -------------     ------------
                                                                    (In thousands)
        CAPITALIZATION AND LIABILITIES
        ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000
      shares - 6,290,000 shares outstanding                 $    188,700     $    188,700
    Other paid-in capital                                           (413)            (413)
    Retained earnings                                            100,308           98,217
                                                            ------------     ------------
      Total common stockholder's equity                          288,595          286,504
  Preferred stock-
    Not subject to mandatory redemption                           50,905           50,905
    Subject to mandatory redemption                               15,000           15,000
  Long-term debt-
    Associated companies                                           7,572            7,245
    Other                                                        292,853          303,751
                                                            ------------     ------------
                                                                 654,925          663,405
                                                            ------------     ------------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                           5,135            6,784
    Other                                                          1,577              712
  Notes payable                                                    5,000             -
  Accounts payable-
    Associated companies                                           7,749            8,084
    Other                                                         25,845           25,686
  Accrued taxes                                                   20,410           14,823
  Accrued interest                                                 4,053            7,382
  Other                                                           18,428           21,199
                                                              ----------       ----------
                                                                  88,197           84,670
                                                              ----------       ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                              248,835          253,776
  Accumulated deferred investment tax credits                     27,801           28,383
  Other                                                           36,656           35,661
                                                              ----------       ----------
                                                                 313,292          317,820
                                                              ----------       ----------
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)            ----------       ----------
                                                              $1,056,414       $1,065,895
                                                              ==========       ==========


The accompanying Notes to Financial Statements are an integral part of these balance sheets.


                                            PENNSYLVANIA POWER COMPANY

                                             STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                1997            1996
                                                              --------        --------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 8,594          $13,032
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                               14,291            8,003
      Nuclear fuel and lease amortization                       2,489            1,814
      Other amortization, net                                   1,535              478
      Deferred income taxes, net                               (3,141)           2,243
      Investment tax credits, net                                (582)            (367)
      Receivables                                                 486            9,360
      Materials and supplies                                     (375)            (128)
      Accounts payable                                            (21)          (5,900)
      Other                                                    (8,128)         (11,484)
                                                              -------          -------
          Net cash provided from operating activities          15,148           17,051
                                                              -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New financing-
    Notes payable, net                                          5,000             -
  Redemptions and repayments-
    Long-term debt                                             12,023           14,689
  Dividend payments-
    Common stock                                                5,346            5,346
    Preferred stock                                             1,157            1,158
                                                              -------          -------
          Net cash used for financing activities               13,526           21,193
                                                              -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                            3,331            5,412
  Loan payment from parent                                     (2,500)          (4,000)
  Other                                                         1,703               15
                                                              -------          -------
          Net cash used for investing activities                2,534            1,427
                                                              -------          -------
Net decrease in cash and cash equivalents                         912            5,569
Cash and cash equivalents at beginning of period                1,387           20,984
                                                              -------          -------
Cash and cash equivalents at end of period                    $   475          $15,415
                                                              =======          =======

The accompanying Notes to Financial Statements are an integral part of these statements.


                  PENNSYLVANIA POWER COMPANY
                NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)

1 - FINANCIAL STATEMENTS:

          The condensed financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the financial statements and notes included in Pennsylvania Power Company's (Company) 1996 Annual Report to Stockholders. The results of operations are not intended to be indicative of results of operations for any future period.

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

    Construction Program --

          The Company, a wholly owned subsidiary of Ohio Edison Company (Edison), currently forecasts expenditures of approximately $100 million for property additions and improvements from 1997-2001, of which approximately $21 million is applicable to 1997. The Company's investment in nuclear fuel is expected to be approximately $33 million during the 1997-2001 period, of which approximately $9 million is applicable to 1997.

    Guarantees --

          The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of March 31, 1997, the Company's share of the guarantee was $5.8 million. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

    Environmental Matters --

          Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated additional capital expenditures for environmental compliance of approximately $1 million for the period 1997 through 2001, which is included in the construction forecast under "Construction Program."

          The Company is in compliance with the current sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or

                    PENNSYLVANIA POWER COMPANY
                        NOTES - (Continued)

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

























                                - 6 -
             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

          We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of March 31, 1997, and the related statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the balance sheet and statement of capitalization of Pennsylvania Power Company as of December 31, 1996, and the related statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.





                                    ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 13, 1997






                                - 7 -

                       PENNSYLVANIA POWER COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings on common stock decreased 37.4% in the first quarter of 1997 compared to the same period last year. The reduction resulted from accelerated depreciation and amortization of regulatory assets totaling approximately $9,500,000 in the first quarter of 1997, under the Company's Rate Stability and Economic Development Plan; the plan was not effective until the second quarter of 1996.

          Retail kilowatt-hour sales increased 1.1% in the first quarter of 1997, compared with the first quarter of 1996, due to a 4.8% increase in industrial sales. The higher level of industrial sales was partially offset by a 2.5% decrease in residential sales. During the period, commercial sales were up slightly over 1996. Sales to other utilities fell 29.8% in 1997 as compared to the first quarter of 1996 as a result of the December 31, 1996 expiration of a one-year contract with another utility to supply 33 megawatts of power. This decrease offset higher retail sales, causing total kilowatt-hour sales to decrease by 6.7% during the first quarter of 1997, compared with the first quarter of 1996.

          Because of lower kilowatt-hour sales, the Company spent less on fuel and purchased power during the first quarter of 1997, compared to last year. Higher nuclear expenses reflect increased operating costs at the Perry Plant in 1997. The increases in depreciation and regulatory asset amortization reflect accelerations under the regulatory plan mentioned above.

          The decrease in interest costs compared to 1996 is due to redemptions of long-term debt, totaling approximately $82,000,000, that occurred subsequent to March 31, 1996.

Capital Resources and Liquidity

          The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1997, capital requirements for property additions and capital leases are expected to be about $26,000,000, including $8,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $400,000 for maturing long-term debt during the remainder of 1997. These requirements are expected to be satisfied with internal cash.

          As of March 31, 1997, the Company had approximately
$475,000 of cash and temporary investments and $5,000,000 of short-term indebtedness. The Company had $2,000,000 of unused

                                - 8 -
                   PENNSYLVANIA POWER COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION ((Cont'd)

short-term bank lines of credit as of March 31, 1997, and $19,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

          During the first quarter of 1997, the Company made open market purchases for $10,000,000 of its 6.375% first mortgage bonds.

          On December 3, 1996, Pennsylvania enacted "The Electricity Generation Customer Choice and Competition Act," under which residents of Pennsylvania will be permitted to choose their electric generation supplier, while transmission and distribution services will continue to be supplied by their current providers. Customer choice will be phased in over three years, beginning in 1999, after a two year pilot program. On April 1, 1997, the Company filed an application with the Pennsylvania Public Utility Commission to permit all of its retail customers an opportunity to participate in the pilot program, which is expected to begin in the fourth quarter of 1997.

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

              None.

                            SIGNATURE



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 13, 1997


                           PENNSYLVANIA POWER COMPANY
                           --------------------------
                                   Registrant



                              /s/Robert P. Wushinske
                         --------------------------------
                                 Robert P. Wushinske
                            Vice President and Treasurer
                              Chief Accounting Officer