Form 10-Q
period 1997-06-30
PENNSYLVANIA POWER CO
filed 1997-08-13
CIK 77278

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549


(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

          6,290,000 shares of common stock, $30 par value, outstanding as of August 13, 1997



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

                                              PENNSYLVANIA POWER COMPANY
                                                 STATEMENTS OF INCOME
                                                      (Unaudited)
                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                      ----------------------     ---------------------
                                                        1997          1996         1997         1996
                                                      --------      --------     --------     --------
                                                                          (In thousands)
OPERATING REVENUES                                     $79,220       $81,314     $158,197     $161,638
                                                       -------       -------     --------     --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                              15,215        15,955       31,112       33,935
  Nuclear operating costs                                6,661         6,260       13,134       11,516
  Other operating costs                                 17,664        15,103       31,252       28,421
                                                       -------       -------     --------     --------
      Total operation and maintenance expenses          39,540        37,318       75,498       73,872
  Provision for depreciation                            12,991        14,486       27,282       22,489
  Amortization of net regulatory assets                  1,845         1,845        3,690        1,845
  General taxes                                          5,408         5,540       11,707       12,032
  Income taxes                                           6,432         7,094       13,383       16,486
                                                       -------       -------     --------     --------
      Total operating expenses and taxes                66,216        66,283      131,560      126,724
                                                        ------        ------      -------      -------
OPERATING INCOME                                        13,004        15,031       26,637       34,914

OTHER INCOME                                               324         3,868          994        4,220
                                                       -------       -------     --------     --------
TOTAL INCOME                                            13,328        18,899       27,631       39,134
                                                       -------       -------     --------     --------

NET INTEREST:
  Interest expense                                       5,641         7,003       11,397       14,390
  Allowance for borrowed funds used during
    construction                                           (89)         (128)        (136)        (312)
                                                       -------       -------     --------     --------
      Net interest                                       5,552         6,875       11,261       14,078
                                                       -------       -------     --------     --------
NET INCOME                                               7,776        12,024       16,370       25,056

PREFERRED STOCK DIVIDEND REQUIREMENTS                    1,156         1,156        2,313        2,313
                                                       -------       -------     --------     --------
EARNINGS ON COMMON STOCK                               $ 6,620       $10,868     $ 14,057     $ 22,743
                                                       =======       =======     ========     ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                                      PENNSYLVANIA POWER COMPANY

                                            BALANCE SHEETS
                                              (Unaudited)
                                                        June 30,         December 31,
                                                          1997               1996
                                                      -----------       -------------
                                                              (In thousands)
        ASSETS
       -------
UTILITY PLANT:
  In service, at original cost                        $1,231,553         $1,228,618
  Less--Accumulated provision for depreciation           495,597            465,003
                                                      ----------         ----------
                                                         735,956            763,615
                                                      ----------         ----------
  Construction work in progress-
    Electric plant                                         9,196              7,645
    Nuclear fuel                                           3,207              1,803
                                                      ----------         ----------
                                                          12,403              9,448
                                                      ----------         ----------
                                                         748,359            773,063
                                                      ----------         ----------
OTHER PROPERTY AND INVESTMENTS                            26,354             21,131
                                                      ----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                  493              1,387
  Notes receivable from parent company                    13,000              2,500
  Receivables-
    Customers (less accumulated provisions
      of $3,606,000 and $569,000, respectively,
      for uncollectible accounts)                         32,338             38,054
    Parent company                                        11,427             14,450
    Other                                                 12,222             14,970
  Materials and supplies, at average cost                 15,197             14,269
  Prepayments                                              6,069              1,576
                                                      ----------         ----------
                                                          90,746             87,206
                                                      ----------         ----------
DEFERRED CHARGES:
  Regulatory assets                                      169,959            177,283
  Other                                                    6,871              7,212
                                                      ----------         ----------
                                                         176,830            184,495
                                                      ----------         ----------
                                                      $1,042,289         $1,065 895
                                                      ==========         ==========


                                           PENNSYLVANIA POWER COMPANY

                                                BALANCE SHEETS
                                                  (Unaudited)
                                                              June 30,       December 31,
                                                                1997            1996
                                                            ------------     ------------
                                                                    (In thousands)
     CAPITALIZATION AND LIABILITIES
     ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value,
      authorized 6,500,000 shares-
      6,290,000 shares outstanding                            $  188,700       $  188,700
    Other paid-in capital                                           (413)            (413)
    Retained earnings                                            101,656           98,217
                                                              ----------       ----------
      Total common stockholder's equity                          289,943          286,504
  Preferred stock-
    Not subject to mandatory redemption                           50,905           50,905
    Subject to mandatory redemption                               15,000           15,000
  Long-term debt-
    Associated companies                                           6,982            7,245
    Other                                                        292,701          303,751
                                                              ----------       ----------
                                                                 655,531          663,405
                                                              ----------       ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                           4,122            6,784
    Other                                                          1,545              712
  Accounts payable-
    Associated companies                                           6,738            8,084
    Other                                                         22,724           25,686
  Accrued taxes                                                   16,619           14,823
  Accrued interest                                                 7,216            7,382
  Other                                                           19,180           21,199
                                                              ----------       ----------
                                                                  78,144           84,670
                                                              ----------       ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                              243,759          253,776
  Accumulated deferred investment tax credits                     27,264           28,383
  Other                                                           37,591           35,661
                                                              ----------       ----------
                                                                 308,614          317,820
                                                              ----------       ----------
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)            ----------       ----------
                                                              $1,042,289       $1,065,895
                                                              ==========       ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.






























                                           PENNSYLVANIA POWER COMPANY

                                            STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                           Three Months Ended     Six Months Ended
                                                                June 30,               June 30,
                                                          --------------------   ------------------
                                                            1997        1996       1997      1996
                                                          --------    --------   --------  --------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 7,776      $12,024   $16,370   $25,056
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                           12,991       14,486    27,282    22,489
      Nuclear fuel and lease amortization                   2,320        1,652     4,809     3,466
      Other amortization, net                               1,543        3,036     3,078     3,514
      Deferred income taxes, net                           (3,466)       2,647    (6,607)    4,890
      Investment tax credits, net                            (537)        (590)   (1,119)     (957)
      Receivables                                          11,001       (3,331)   11,487     6,029
      Materials and supplies                                 (553)       1,424      (928)    1,296
      Accounts payable                                     (4,131)        (659)   (4,152)   (6,559)
      Other                                                 3,064      (12,536)   (5,064)  (24,020)
                                                          -------      -------   -------   -------
        Net cash provided from operating activities        30,008       18,153    45,156    35,204
                                                          -------      -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and Repayments-
    Long-term debt                                          2,289       14,502    14,312    29,191
    Notes payable, net                                      5,000         -         -         -
  Dividend Payments-
    Common stock                                            5,347        5,347    10,693    10,693
    Preferred stock                                         1,081        1,043     2,238     2,201
                                                          -------      -------   -------   -------
        Net cash used for financing activities             13,717       20,892    27,243    42,085
                                                          -------      -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                        3,199        6,246     6,530    11,658
  Loan to parent                                           13,000        5,000    10,500     1,000
  Other                                                        74          141     1,777       156
                                                          -------      -------   -------   -------
        Net cash used for investing activities             16,273       11,387    18,807    12,814
                                                          -------      -------   -------   -------
Net increase (decrease) in cash and cash equivalents           18      (14,126)     (894)  (19,695)
Cash and cash equivalents at beginning of period              475       15,415     1,387    20,984
                                                          -------      -------   -------   -------
Cash and cash equivalents at end of period                $   493      $ 1,289   $   493   $ 1,289
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

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

     Construction Program -

          The Company, a wholly owned subsidiary of Ohio Edison Company, currently forecasts expenditures of approximately $100 million for property additions and improvements from 1997-2001, of which approximately $21 million is applicable to 1997. The Company's investment in nuclear fuel is expected to be approximately $33 million during the 1997-2001 period, of which approximately $9 million is applicable to 1997.

     Guarantees -

          The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of June 30, 1997, the Company's share of the guarantee was $5.8 million. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

     Environmental Matters -

          Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. The Company has estimated additional capital expenditures for environmental compliance of approximately $1 million for the period 1997 through 2001, which is included in the construction forecast under "Construction Program."


          The Company is in compliance with the current sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or
                                - 5 -
                     PENNSYLVANIA POWER COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited) (Cont'd)

purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency (EPA) is conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.

          In December 1996, EPA proposed changes in the National Ambient Air Quality Standard for ozone and proposed a new standard for previously unregulated ultra-fine particulate matter. Final regulations for both of these standards were announced in July 1997. The cost of compliance with these regulations may be substantial and depends on the manner in which they are implemented by the states in which the Company operates affected facilities.

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

























              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

          We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of June 30, 1997, and the related statements of income and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the balance sheet and statement of capitalization of Pennsylvania Power Company as of December 31, 1996, and the related statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                               ARTHUR ANDERSEN LLP

Cleveland, Ohio
August 13, 1997






                                - 7 -
                  PENNSYLVANIA POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings on common stock were down 38.2% for the six-month period ended June 30, 1997, compared with the same period last year. Earnings for the second quarter of 1997 decreased 39.1% from results for the three months ended June 30, 1996. The six-month results for 1997 reflect accelerated depreciation and amortization of nuclear and regulatory assets totaling approximately $17,500,000 under the Company's Rate Stability and Economic Development Plan; results for the first half of 1996 included approximately $9,000,000 of accelerated depreciation and amortization. For the quarters ended June 30, 1997, and June 30, 1996, these amounts were approximately $8,000,000 and $9,000,000, respectively.

          Retail kilowatt-hour sales increased 0.3% in the first half of 1997, compared with the first half of 1996, due to a 2.3% increase in industrial sales. The higher level of industrial sales was partially offset by a 2.3% decrease in residential sales, which were affected by milder weather. During the period, commercial sales were up slightly over 1996. Sales to other utilities fell 15.8% in 1997 as compared to the first half of 1996. This decrease was due to the December 31, 1996 expiration of a one-year contract with another utility to supply 33 megawatts of power, partially offset by increased sales to Ohio Edison. The decrease in sales to other utilities offset higher retail sales, causing total kilowatt-hour sales to decrease by 2.9% during the first half of 1997, compared with the first half of 1996.

          Retail kilowatt-hour sales decreased 0.6% in the second quarter of 1997 compared to the same period last year. Residential and commercial sales were down 2.0% and 0.2%, respectively, during the period while industrial sales remained flat. Sales to other utilities were up 13.0% compared to the second quarter of 1996, which contributed to a 1.5% rise in total kilowatt-hour sales.

          Because of lower kilowatt-hour sales, the Company spent less on fuel and purchased power during the first half of 1997, compared to last year. Higher nuclear expenses reflect increased operating costs at the Beaver Valley Plant in 1997 and a $420,000 retroactive billing adjustment for Beaver Valley costs applicable to prior years. Other operating costs were up compared to 1996 due to a $3,000,000 charge for uncollectible customer accounts. The changes in depreciation and regulatory asset amortization reflect accelerations under the rate stability plan discussed above.


                                - 8 -
                  PENNSYLVANIA POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


          The comparative decreases in other income are principally due to last year's adjustment to the recoverable costs related to Perry Unit 2 since recovery began sooner than originally anticipated; that adjustment increased other income in the second quarter of 1996.

          The decreases in interest costs compared to 1996 were due to redemptions of long-term debt, totaling approximately
$69,000,000, that occurred subsequent to June 30, 1996.

Capital Resources and Liquidity

          The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the second half of 1997, capital requirements for property additions and capital leases are expected to be about $22,000,000, including $8,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $369,000 due to maturing long-term debt during the remainder of 1997. These requirements are expected to be satisfied with internal cash.

          As of June 30, 1997, the Company had approximately $13,000,000 of cash and temporary investments and no short-term indebtedness. The Company had $2,000,000 of unused short-term bank lines of credit as of June 30, 1997, and $12,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

          The Company sold $10,300,000 principal amount of variable rate pollution control notes, with an initial interest rate of 3.75%, on July 2, 1997. The proceeds from the sale will be used in September, 1997 to redeem a like amount of pollution control notes bearing an interest rate of 8.1%.

          On July 9, 1997, Standard & Poors Corp. lowered the Company's security ratings in connection with Ohio Edison's pending merger with Centerior Energy to form FirstEnergy Corp. Standard & Poors applied a consolidated rating methodology for all of the FirstEnergy operating units. Standard & Poors assigned ratings of BB+ to the Company's senior secured debt and BB- to senior unsecured debt and preferred stock, all with positive implications.

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






August 13, 1997



                               PENNSYLVANIA POWER COMPANY
                               --------------------------
                                      Registrant



                                /s/ Robert P. Wushinske
                             ------------------------------
                                    Robert P. Wushinske
                              Vice President and Treasurer
                                Chief Accounting Officer