Form 10-Q
period 1997-09-30
PENNSYLVANIA POWER CO
filed 1997-11-13
CIK 77278

FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549


(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                           OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

     6,290,000 shares of common stock, $30 par value, outstanding as of November 13, 1997

                     PENNSYLVANIA POWER COMPANY


                        TABLE OF CONTENTS

                                                            Pages

Part I.  Financial Information


           Statements of Income                              1

           Balance Sheets                                   2-3

           Statements of Cash Flows                          4

           Notes to Financial Statements                    5-6

           Report of Independent Public Accountants         6-7

           Management's Discussion and Analysis of
            Results of Operations and Financial
            Condition                                       8-9


Part II.   Other Information

PART I.  FINANCIAL INFORMATION
------------------------------


                                           PENNSYLVANIA POWER COMPANY

                                              STATEMENTS OF INCOME
                                                  (Unaudited)
                                                   Three Months Ended     Nine Months Ended
                                                      September 30,         September 30,
                                                  ---------------------  -------------------
                                                    1997        1996       1997       1996
                                                  --------    --------   --------   --------
                                                   (In thousands, except per share amounts)
OPERATING REVENUES                                $85,239      $80,489   $243,436   $242,127
                                                  -------      -------   --------   --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                         17,299       16,191     48,411     50,126
  Nuclear operating costs                           6,407        5,688     19,541     17,204
  Other operating costs                            13,870       15,534     45,122     43,955
                                                  -------      -------   --------   --------
      Total operation and maintenance expenses     37,576       37,413    113,074    111,285
  Provision for depreciation                       15,621       14,530     42,903     37,019
  Amortization of net regulatory assets             1,845        1,845      5,535      3,690
  General taxes                                     5,913        6,159     17,620     18,191
  Income taxes                                      8,649        6,438     22,032     22,924
                                                  -------      -------   --------   --------
      Total operating expenses and taxes           69,604       66,385    201,164    193,109
                                                  -------      -------   --------   --------
OPERATING INCOME                                   15,635       14,104     42,272     49,018

OTHER INCOME                                          795          934      1,789      5,154
                                                  -------      -------   --------   --------
TOTAL INCOME                                       16,430       15,038     44,061     54,172

NET INTEREST:
  Interest expense                                  5,669        6,926     17,066     21,316
  Allowance for borrowed funds used during
    construction                                     (133)         (30)      (269)      (342)
                                                  -------      -------   --------   --------
      Net interest                                  5,536        6,896     16,797     20,974
                                                  -------      -------   --------   --------
NET INCOME                                         10,894        8,142     27,264     33,198
                                                  -------      -------   --------   --------
PREFERRED STOCK DIVIDEND
  REQUIREMENTS                                      1,157        1,157      3,470      3,470
                                                  -------      -------    -------   --------
EARNINGS ON COMMON STOCK                          $ 9,737      $ 6,985    $23,794   $ 29,728
                                                  =======      =======    =======   ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                                             PENNSYLVANIA POWER COMPANY

                                                   BALANCE SHEETS
                                                     (Unaudited)
                                                September 30,     December 31,
                                                    1997              1996
                                                -------------     ------------
                                                       (In thousands)
                 ASSETS
                 ------
UTILITY PLANT:
  In service, at original cost                    $1,235,062       $1,228,618
  Less--Accumulated provision for depreciation       511,925          465,003
                                                  ----------       ----------
                                                     723,137          763,615
                                                  ----------       ----------
  Construction work in progress-
    Electric plant                                     8,216            7,645
    Nuclear fuel                                       6,697            1,803
                                                  ----------       ----------
                                                      14,913            9,448
                                                  ----------       ----------
                                                     738,050          773,063
                                                  ----------       ----------

OTHER PROPERTY AND INVESTMENTS                        29,304           21,131
                                                  ----------       ----------
CURRENT ASSETS:
  Cash and cash equivalents                               12            1,387
  Notes receivable from parent company                24,500            2,500
  Receivables-
    Customers (less accumulated provisions
    of $3,612,000 and $569,000, respectively,
    for uncollectible accounts)                       32,892           38,054
    Parent company                                    10,689           14,450
    Other                                             12,528           14,970
  Materials and supplies, at average cost             14,869           14,269
  Prepayments                                          3,011            1,576
                                                  ----------       ----------
                                                      98,501           87,206
                                                  ----------       ----------
DEFERRED CHARGES:
  Regulatory assets                                  166,659          177,283
   Other                                               6,899            7,212
                                                  ----------       ----------
                                                     173,558          184,495
                                                  ----------       ----------
                                                  $1,039,413       $1,065,895
                                                  ==========       ==========

                                       PENNSYLVANIA POWER COMPANY

                                             BALANCE SHEETS
                                              (Unaudited)
                                                    September 30,     December 31,
                                                        1997              1996
                                                    -------------     ------------
                                                           (In thousands)
          CAPITALIZATION AND LIABILITIES
          ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
  Common stock, $30 par value, authorized
  6,500,000 shares-
      6,290,000 shares outstanding                  $  188,700         $  188,700
    Other paid-in capital                                 (413)              (413)
    Retained earnings                                  105,972             98,217
                                                    ----------         ----------
      Total common stockholder's equity                294,259            286,504
  Preferred stock-
    Not subject to mandatory redemption                 50,905             50,905
    Subject to mandatory redemption                     15,000             15,000
  Long-term debt -
    Associated companies                                 8,132              7,245
    Other                                              280,135            303,751
                                                    ----------         ----------
                                                       648,431            663,405
                                                    ----------         ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                 5,046              6,784
    Other                                               14,007                712
  Accounts payable-
    Associated companies                                 5,547              8,084
    Other                                               18,890             25,686
  Accrued taxes                                         18,164             14,823
  Accrued interest                                       3,680              7,382
  Other                                                 20,629             21,199
                                                    ----------         ----------
                                                        85,963             84,670
                                                    ----------         ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                    239,911            253,776
  Accumulated deferred investment tax credits           26,635             28,383
  Other                                                 38,473             35,661
                                                    ----------         ----------
                                                       305,019            317,820
                                                    ----------         ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                            ----------         ----------
                                                    $1,039,413         $1,065,895
                                                    ==========         ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

                                            PENNSYLVANIA POWER COMPANY

                                             STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                       Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
                                                       -------------------   -------------------
                                                         1997       1996       1997       1996
                                                       --------   --------   --------   --------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 10,894  $  8,142    $ 27,264  $ 33,198
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                         15,621    14,530      42,903    37,019
      Nuclear fuel and lease amortization                 1,658     2,435       6,467     5,901
      Other amortization, net                             1,553     1,517       4,631     2,620
      Deferred income taxes, net                         (1,857)   (2,194)     (8,464)    2,696
      Investment tax credits, net                          (629)     (590)     (1,748)   (1,547)
      Receivables                                          (122)    3,883      11,365     9,912
      Materials and supplies                                328       957        (600)    2,253
      Accounts payable                                   (5,025)   (3,845)     (9,177)  (10,404)
      Other                                               2,013     1,669      (3,051)  (19,940)
                                                        -------  --------    --------  --------
        Net cash provided from operating activities      24,434    26,504      69,590    61,708
                                                        -------  --------    --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                       10,007      -         10,007      -
  Redemptions and Repayments-
    Long-term debt                                       12,103     2,390      26,415    31,581
  Dividend Payments-
    Common stock                                          5,347     5,347      16,040    16,040
    Preferred stock                                       1,232     1,157       3,470     3,470
                                                        -------  --------    --------  --------
        Net cash used for financing activities            8,675     8,894      35,918    51,091
                                                        -------  --------    --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                      3,529     3,757      10,059    15,415
  Loan to parent                                         11,500    14,000      22,000    15,000
  Other                                                   1,211       228       2,988       272
                                                        -------  --------    --------  --------
        Net cash used for investing activities           16,240    17,985      35,047    30,687
                                                        -------  --------    --------  --------
Net decrease in cash and cash equivalents                   481       375       1,375    20,070
Cash and cash equivalents at beginning of period            493     1,289       1,387    20,984
                                                        -------  --------    --------  --------
Cash and cash equivalents at end of period              $    12  $    914    $     12  $    914
                                                        =======  ========    ========  ========

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

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

      Construction Program --

           The Company, a wholly owned subsidiary of Ohio Edison Company, currently forecasts expenditures of approximately $100 million for property additions and improvements from 1997-2001, of which approximately $18 million is applicable to 1997. Nuclear fuel investments for the Company are expected to be approximately $33 million during the 1997-2001 period, of which approximately $9 million is applicable to 1997.

     Guarantees --

          The Company, together with the other Central Area Power Coordination Group companies, has severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of September 30, 1997, the Company's share of the guarantee was $5.5 million. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

          The Company is in compliance with the current sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants

                               - 5 -
and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency (EPA) is conducting additional studies which could indicate the need for additional NOx reductions from the Company's Pennsylvania facilities by the year 2003. In October 1997, the EPA proposed rules that call for a regional approach for NOx reductions. Comments are being accepted by the EPA and the rules could go into effect in late 1998. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plan and other compliance options.

          In December 1996, the EPA proposed changes in the National Ambient Air Quality Standard for ozone and proposed a new standard for previously unregulated ultra-fine particulate matter. Final regulations for both of these standards were announced in July 1997. The cost of compliance with these regulations may be substantial and depends on the manner in which they are implemented by the states in which the Company operates affected facilities.

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of September 30, 1997, and the related statements of income and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet and statement of capitalization of Pennsylvania Power Company as of December 31, 1996, and the related statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented herein), and, in our report dated February 7, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                             ARTHUR ANDERSEN LLP

Cleveland, Ohio
November 13, 1997

                 PENNSYLVANIA POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Earnings on common stock increased by 39.4% in the third quarter of 1997, compared to the same period last year. For the nine months ended September 30, 1997, earnings were down 20.0% from the nine months ended September 30, 1996. The nine-month results for 1997 reflect accelerated depreciation and amortization of nuclear and regulatory assets totaling approximately $28,500,000 under the Company's Rate Stability and Economic Development Plan; results for the first nine months of 1996 included approximately $19,000,000 of accelerated depreciation and amortization. The accelerated amounts were similar during the comparable three month periods.

          Operating revenues increased by 5.9% and 0.5% in the three and nine-month periods ended September 30, 1997, respectively, compared to the three and nine-month periods ended September 30, 1996. The following table summarizes the percentage changes in kilowatt-hour sales for the three months and nine months ended September 30, 1997 compared to the corresponding periods in 1996:

                              3 Months        9 Months
                              --------        --------
          Residential             -             - 1.6%
          Commercial            + 4.9%          + 1.7%
          Industrial            - 3.3%          + 0.5%
          Total Retail          - 0.1%          + 0.1%
          Other Utilities       + 3.5%          - 9.8%
          Total                 + 0.5%          - 1.7%

          During the nine months ended September 30, 1997, residential sales were down compared to last year due to milder weather conditions. Commercial sales have increased during 1997 due to an improving local economy. The drop in industrial sales during the third quarter is primarily due to reduced sales to Caparo Steel, which closed its electric arc furnace in August 1997. Excluding sales to Caparo, industrial sales increased 5.5%, compared to the third quarter of 1996. For the nine-month period, sales to other utilities were down due to the December 31, 1996 expiration of a one-year contract with another utility to supply 33 megawatts of power. The third quarter rise in sales to other utilities was due to increased sales to Edison.

          Because of lower kilowatt-hour sales, the Company spent less on fuel and purchased power during the first nine months of 1997, compared to last year. For the third quarter, fuel and purchased power costs were up due to the increase in total kilowatt-hour sales. Higher nuclear expenses reflect increased

                             - 8 -
operating costs at the Beaver Valley Plant in 1997. For the three months ended September 30, 1997, the decrease in other operating costs reflects the effect of last year's charges for severance costs and higher plant maintenance expenses, which were included in the 1996 third quarter results. For the nine-month period, the decreases were more than offset by a $3,000,000 charge for uncollectible customer accounts in the second quarter of 1997. The changes in depreciation and regulatory asset amortization reflect accelerations under the rate stability plan discussed above.

          The decrease in other income for the nine months ended September 30, 1997 is principally due to last year's second quarter adjustment to the recoverable costs related to Perry Unit 2 since recovery began sooner than originally anticipated; that adjustment increased other income in the second quarter of 1996.

          The decreases in interest costs compared to 1996 were due to redemptions of long-term debt, totaling approximately
$69,000,000, that occurred subsequent to September 30, 1996.

Capital Resources and Liquidity

          The Company has continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1997, capital requirements for property additions and capital leases are expected to be about $13,000,000, including $4,000,000 for nuclear fuel. The Company has additional cash requirements of approximately $12,600,000 during the fourth quarter of 1997 for maturing long-term debt and the optional redemptions discussed below. These requirements are expected to be satisfied with internal cash.

          As of September 30, 1997, the Company had approximately $25,000,000 of cash and temporary investments and no short-term indebtedness. The Company had $2,000,000 of unused short-term bank lines of credit as of September 30, 1997, and $12,000,000 of bank facilities which may be borrowed for up to several days at the banks' discretion.

          During October 1997, the Company made open market purchases for $6,000,000 of its 6.625% first mortgage bonds and $6,500,000 of its 6.375% first mortgage bonds.

          On September 30, 1997, the Company filed a restructuring plan with the Pennsylvania Public Utility Commission (PPUC). The plan describes how the Company will restructure its rates and provide customers with direct access to alternative electricity suppliers beginning in 1999. The Company will continue to deliver power to homes and businesses through its transmission and distribution system, which remains regulated by the PPUC. The Company also plans to sell electricity and energy related services in its own territory and throughout Pennsylvania as an alternative supplier through its nonregulated subsidiary, Penn Power Energy. Through the restructuring plan, the Company is seeking recovery of

                            - 9 -
$293 million of stranded costs through a competitive transition charge starting in 1999 and ending 2005, which is consistent with its Rate Stability and Economic Development Plan currently in effect. Later this year, the PPUC is expected to announce plans to hold public hearings on the Company's restructuring plan.

          The Federal Energy Regulatory Commission (FERC) issued an order on October 29, 1997, conditionally approving Ohio Edison's merger with Centerior Energy Corporation to form FirstEnergy Corp. The order requires the companies to make some minor modifications to the mitigation measures filed with the FERC on August 8, 1997. FERC's order also encourages the companies to participate in the formation of an independent system operator for the region. Ohio Edison and Centerior notified the FERC of their acceptance of that order on October 30, 1997. The application of FirstEnergy to the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 to acquire the common stock of Ohio Edison and the Centerior subsidiaries was approved on November 5, 1997, and the merger was effective on November 8, 1997. Ohio Edison is now a subsidiary of FirstEnergy, but remains the Company's parent.

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






November 13, 1997




                            PENNSYLVANIA POWER COMPANY
                            --------------------------
                                   Registrant


                             /s/ Robert P. Wushinske
                             -----------------------
                                 Robert P. Wushinske
                             Vice President and Treasurer
                               Chief Accounting Officer