Form 10-Q
period 2001-06-30
PENNSYLVANIA POWER CO; TOLEDO EDISON CO; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; FIRSTENERGY CORP
filed 2001-08-10
CIK 77278, 352049, 20947, 73960, 1031296

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2001

                                OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission      Registrant; State of Incorporation;     I.R.S. Employer
File Number       Address; and Telephone Number        Identification No.
-----------   --------------------------------------   ------------------
333-21011     FIRSTENERGY CORP.                              34-1843785
              (An Ohio Corporation)
              76 South Main Street
              Akron, Ohio  44308
              Telephone (800)736-3402

1-2578        OHIO EDISON COMPANY                            34-0437786
              (An Ohio Corporation)
              76 South Main Street
              Akron, OH  44308
              Telephone (800)736-3402

1-2323        THE CLEVELAND ELECTRIC ILLUMINATING COMPANY    34-0150020
              (An Ohio Corporation)
              c/o FirstEnergy Corp.
              76 South Main Street
              Akron, OH  44308
              Telephone (800)736-3402

1-3583        THE TOLEDO EDISON COMPANY                      34-4375005
              (An Ohio Corporation)
              c/o FirstEnergy Corp.
              76 South Main Street
              Akron, OH  44308
              Telephone (800)736-3402

1-3491        PENNSYLVANIA POWER COMPANY                     25-0718810
              (A Pennsylvania Corporation)
              1 East Washington Street
              P. O. Box 891
              New Castle, Pennsylvania  16103
              Telephone (724)652-5531

          Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        OUTSTANDING
                CLASS                                AS OF August 7, 2001
                -----                                ---------------------

    FirstEnergy Corp., $.10 par value                       223,981,580
    Ohio Edison Company, no par value                               100
    The Cleveland Electric Illuminating Company,
      no par value                                           79,590,689
    The Toledo Edison Company, $5 par value                  39,133,887
    Pennsylvania Power Company, $30 par value                 6,290,000

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.

          This combined Form 10-Q is separately filed by FirstEnergy Corp., Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to any of the four FirstEnergy subsidiaries is also attributed to FirstEnergy.

          This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy and commodity market prices, legislative and regulatory changes (including revised environmental requirements), the availability and cost of capital, inability to accomplish or realize anticipated benefits of strategic goals (including the merger with GPU, Inc.) and other similar factors.


                          TABLE OF CONTENTS

                                                                    Pages

Part I.    Financial Information

           Notes to Financial Statements                             1-6

        FirstEnergy Corp.

           Consolidated Statements of Income                          7
           Consolidated Balance Sheets                               8-9
           Consolidated Statements of Cash Flows                      10
           Report of Independent Public Accountants                   11
           Management's Discussion and Analysis of
             Results of Operations and Financial Condition          12-16

        Ohio Edison Company

           Consolidated Statements of Income                          17
           Consolidated Balance Sheets                              18-19
           Consolidated Statements of Cash Flows                      20
           Report of Independent Public Accountants                   21
           Management's Discussion and Analysis of
             Results of Operations and Financial Condition          22-24

        The Cleveland Electric Illuminating Company

           Consolidated Statements of Income                          25
           Consolidated Balance Sheets                              26-27
           Consolidated Statements of Cash Flows                      28
           Report of Independent Public Accountants                   29
           Management's Discussion and Analysis of
             Results of Operations and Financial Condition          30-32

        The Toledo Edison Company

           Consolidated Statements of Income                          33
           Consolidated Balance Sheets                              34-35
           Consolidated Statements of Cash Flows                      36
           Report of Independent Public Accountants                   37
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                  38-40

        Pennsylvania Power Company

           Statements of Income                                       41
           Balance Sheets                                           42-43
           Statements of Cash Flows                                   44
           Report of Independent Public Accountants                   45
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                  46-48


Part II.  Other Information

PART I.  FINANCIAL INFORMATION
------------------------------

                    FIRSTENERGY CORP. AND SUBSIDIARIES
                   OHIO EDISON COMPANY AND SUBSIDIARIES
        THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                 THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                       PENNSYLVANIA POWER COMPANY

                     NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1 -  FINANCIAL STATEMENTS:

          The principal business of FirstEnergy Corp. (FirstEnergy) is the holding, directly or indirectly, of all of the outstanding common stock of its five principal electric utility operating subsidiaries, Ohio Edison Company (OE), The Cleveland Electric Illuminating Company (CEI), The Toledo Edison Company (TE), Pennsylvania Power Company (Penn) and American Transmission Systems, Inc. (ATSI). These utility subsidiaries are referred to throughout as "Companies." Penn is a wholly owned subsidiary of OE. FirstEnergy's other principal subsidiaries include FirstEnergy Services Corp. (FES); FirstEnergy Facilities Services Group, LLC (FEFSG); MARBEL Energy Corporation and FirstEnergy Nuclear Operating Company (FENOC). FES provides energy-related products and services and has two subsidiaries, Penn Power Energy, Inc., which provides electric generation services and other energy services to Pennsylvania customers and FirstEnergy
Generation Corp. (FGCO), which operates the Companies' nonnuclear generating facilities. FENOC operates the Companies' nuclear generating facilities.

          The condensed unaudited financial statements of FirstEnergy and each of the Companies reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in connection with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2000 for FirstEnergy and the Companies. Significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The reported results of operations are not indicative of results of operations for any future period. Certain prior year amounts have been reclassified to conform with the current year presentation.

          The sole assets of the subsidiary trust that is the obligor on the preferred securities included in FirstEnergy's and OE's capitalization are $123,711,350 principal amount of 9% Junior Subordinated Debentures of OE due December 31, 2025.

2 -  COMMITMENTS AND CONTINGENCIES:

          CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $2.55 billion (OE-$360 million, CEI-$455 million, TE-$218 million, Penn-$153 million, ATSI-$112 million, FES-$830 million and other subsidiaries -$422 million) for property additions and improvements from 2001-2005, of which approximately $640 million (OE-$65 million, CEI-$82 million, TE-$51 million, Penn-$27 million, ATSI-$21 million, FES-$321 million and other subsidiaries-$73 million) is applicable to 2001. Investments for additional nuclear fuel during the 2001-2005 period are estimated to be approximately $415 million (OE-$113 million, CEI-$131 million, TE-$91 million and Penn-$80 million), of which approximately $55 million (OE-$16 million, CEI-$11 million, TE-$8 million and Penn-$20 million) applies to 2001.

          STOCK REPURCHASE PROGRAM-

          On November 17, 1998, the Board of Directors authorized the repurchase of up to 15 million shares of FirstEnergy's common stock over a three-year period beginning in 1999. Repurchases are made on the open market, at prevailing prices, and are funded primarily through the use of operating cash flows. During the first six months of 2001, FirstEnergy repurchased and retired 550,000 shares of its common stock at an average price of $27.82 per share.

          ENVIRONMENTAL MATTERS-

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. FirstEnergy estimates additional capital expenditures for environmental compliance of approximately $201 million, which is included in the construction forecast provided under "Capital Expenditures" for 2001 through 2005.

          The Companies are required to meet federally approved sulfur dioxide (SO2) regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $27,500 for each day the unit is in violation. The Environmental Protection Agency (EPA) has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

          The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In March 2000, the U.S. Court of Appeals for the D.C. Circuit upheld EPA's NOx Transport Rule except as applied to the State of Wisconsin and portions of Georgia and Missouri. By October 2000, states were to submit revised State Implementation Plans (SIP) to comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a "draft" SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004. A Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA position is that the Section 126 petitions will be adequately addressed by the NOx Transport Program, but a December 17, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at 392 utility plants, including the Companies' Ohio and Pennsylvania plants, by May 2003, in the event implementation of the NOx Transport Rule is not implemented by a state. Additional Section 126 petitions were filed by New Jersey, Maryland, Delaware and the District of Columbia in mid-1999 and are still under evaluation by the EPA. The Companies continue to evaluate their compliance plans and other compliance options.

          In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone emissions and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals for the D.C. Circuit found constitutional and other defects in the new NAAQS rules. In February 2001, the U.S. Supreme Court upheld the new NAAQS rules regulating ultra-fine particulates but found defects in the new NAAQS rules for ozone and decided that the EPA must revise those rules. The future cost of compliance with these regulations may be substantial and will depend if and how they are ultimately implemented by the states in which the Companies operate affected facilities.

          In 1999 and 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to nine utilities covering 44 power plants, including the W. H. Sammis Plant. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. Although unable to predict the outcome of these proceedings, FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act and the NOV and complaint are without merit. Penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. The Sammis Plant continues to operate while these proceedings are pending.

          In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants. The EPA identified mercury as the hazardous air pollutant of greatest concern. The EPA established a schedule to propose regulations by December 2003 and issue final regulations by December 2004. The future cost of compliance with these regulations may be substantial.

          As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA has issued its final regulatory determination that regulation of coal ash as a hazardous waste is unnecessary. On April 25, 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate nonhazardous waste.

          CEI and TE have been named as "potentially responsible parties"
(PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued liabilities of $3.2 million and $0.2 million, respectively, as of June 30, 2001, based on estimates of the total costs of cleanup, the proportionate responsibility of other PRPs for such costs and the financial ability of other PRPs to pay. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

          MERGER AGREEMENT-

          On August 8, 2000, FirstEnergy and GPU, Inc. (GPU), a Pennsylvania corporation, entered into an Agreement and Plan of Merger. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock. Approximately $7.4 billion of debt and preferred stock of GPU's subsidiaries would still be outstanding. The transaction would be accounted for by the purchase method. The combined company's principal electric utility operating companies would include OE, CEI, TE, Penn and ATSI, as well as GPU's electric utility operating companies - Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company, which serve customers in New Jersey and Pennsylvania.

          Under the agreement, GPU shareholders would receive the equivalent of $36.50 for each share of GPU common stock they own, payable in cash or in FirstEnergy common stock, as long as FirstEnergy's common stock price is between $24.2438 and $29.6313. GPU shareholders would be able to elect the form of consideration they wish to receive, subject to proration so that the aggregate consideration to all GPU shareholders will be 50 percent cash and 50 percent FirstEnergy common stock. Each GPU share converted into FirstEnergy common stock would receive not less than 1.2318 and not more than 1.5055 shares of FirstEnergy common stock, depending on the average closing price of FirstEnergy stock during the 20-day trading period ending on the seventh trading date prior to the merger closing. The stock portion of the consideration is expected to be tax-free to GPU shareholders.

          The merger has been approved by the respective shareholders of FirstEnergy and GPU, and necessary regulatory approvals have been received from the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the New York State Public Service Commission, the Pennsylvania Public Utility Commission and the Federal Communications Commission. The merger is expected to close promptly after all of the conditions to the consummation of the merger, including the receipt of remaining regulatory approvals, are fulfilled or waived. Approvals from the New Jersey Board of Public Utilities and the Securities and Exchange Commission are expected by the fourth quarter of 2001.

3 -  REGULATORY MATTERS:

          In July 2000, the Public Utilities Commission of Ohio (PUCO) approved FirstEnergy's transition plan as modified by a settlement agreement with major parties to the transition plan, which it filed on behalf of its Ohio electric utility operating companies - OE, CEI and TE - under Ohio's new electric utility restructuring law. Major provisions of the settlement agreement included approval for recovery of transition costs in the amounts filed in the transition plan through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the settlement agreement. FirstEnergy also gives preferred access over FirstEnergy's subsidiaries to nonaffiliated marketers, brokers and aggregators to 1,120 megawatts of generation capacity through 2005 at established prices for sales to the Ohio operating companies' retail customers. The base electric rates for distribution service for OE, CEI and TE under their prior respective regulatory plans will be extended from December 31, 2005 through December 31, 2007. The transition rate credits for customers under their prior regulatory plans will also be extended through the Companies' respective transition cost recovery periods.

          The transition plan itemized, or unbundled, the current price of electricity into its component elements -- including generation, transmission, distribution and transition charges. As required by the PUCO's rules, FirstEnergy's transition plan also included its proposals on corporate separation of its regulated and unregulated operations, operational and technical support changes needed to accommodate customer choice, an education program to inform customers of their options under the law, and how FirstEnergy's transmission system will be operated to ensure access to all users. Customer prices are frozen through a five-year market development period (2001-2005), except for certain limited statutory exceptions including the 5% reduction in the price of generation for residential customers.

          Ohio's electric utility restructuring law allowed Ohio electric customers to select their generation suppliers beginning January 1, 2001. FirstEnergy's Ohio customers electing alternative suppliers receive an additional incentive applied to the shopping credit of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive serves to reduce the amortization of transition costs during the market development period and will be recovered through the extension of the transition cost recovery periods. If the customer shopping goals established in the agreement are not achieved by the end of 2005, the transition cost recovery periods could be shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE-$250 million, CEI-$170 million and TE-$80 million), but any such adjustment would be computed on a class-by-class and pro-rata basis.

4 -  NEW ACCOUNTING STANDARDS:

          On January 1, 2001, FirstEnergy adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." The cumulative effect to January 1, 2001 was a charge of $8.5 million (net of $5.8 million of income taxes) or $.04 per share of common stock. The reported results of operations for the years ended December 31, 2000 and 1999 would not have been materially different if this accounting had been in effect during those years.

          FirstEnergy is exposed to financial risks resulting from the fluctuation of interest rates and commodity prices, including electricity, natural gas and coal. To manage the volatility relating to these exposures, FirstEnergy uses a variety of derivative instruments, including forward contracts, options, futures contracts and swaps. These derivatives are used principally for hedging purposes and to a lesser extent for trading purposes. FirstEnergy has a Risk Policy Committee comprised of executive officers, which exercises an independent risk oversight function to ensure compliance with corporate risk management policies and prudent risk management practices.

          FirstEnergy uses derivatives to hedge the risk of commodity price and interest rate fluctuations. FirstEnergy's primary hedging activity involves cash flow hedges of electricity, natural gas and coal purchases. The maximum periods over which the variability of electricity, natural gas and coal cash flows are hedged are two, three and four years, respectively. Gains and losses from hedges of commodity price risks are included in net income when the underlying hedged commodities are delivered. The current net deferred loss of $37.7 million included in Accumulated Other Comprehensive Loss as of June 30, 2001, as compared to the March 31, 2001 balance of $34.3 million in deferred gains, reflected a $70.3 million reduction related to current hedging activity and $1.7 million in other activities during the quarter. Based on the current net deferred loss of $37.7 million, net losses of approximately $33.7 million (after tax) would be recognized in net income within the next twelve months. FirstEnergy entered into interest rate derivative transactions during the first half of 2001 to hedge a portion of the expected debt relating to the pending GPU acquisition. For the quarter and year-to-date periods ended June 30, 2001, there were no effects to net income as a result of the discontinuance of a cash flow hedge, and the ineffective portion of derivative commodity contracts was not material.

          FirstEnergy engages in the trading of commodity derivatives, and therefore, periodically experiences net open positions. FirstEnergy's risk management policies limit the exposure to market risk from open positions and require daily reporting to management of potential financial exposures.

          Derivatives classified as "normal-purchase/normal sale" (NPNS) transactions were documented and excluded from further treatment under SFAS 133. The Financial Accounting Standards Board (FASB) has not reached a final conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. The FASB's final decision could affect those contracts considered eligible for the NPNS exception.

          The FASB approved SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," on June 29, 2001. These new standards are effective beginning July 1, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using purchase accounting. The provisions of the new standard relating to the determination of goodwill and other intangible assets will be applied to the pending GPU merger, which will be accounted for as a purchase transaction, and are not expected to materially affect the accounting for this pending transaction. Under SFAS 142, amortization of existing goodwill by FirstEnergy will cease on January 1, 2002. Instead, goodwill will be tested for impairment at least on an annual basis, and no impairment of goodwill is anticipated as a result of the initial impairment review process. Currently, FirstEnergy amortizes about $57 million ($.25 per share of common stock) of goodwill annually. There will be no goodwill amortization in 2001 associated with the pending GPU merger under the provisions of the new standard.

5 -  SEGMENT INFORMATION:

          FirstEnergy operates under the following reportable segments: regulated services, competitive services and other (primarily corporate support services). These business units reflect FirstEnergy's organizational changes to accommodate its retail strategy and the impact of moving the generation portion of its electricity services from the regulated segment to the competitive segment as reflected in its approved Ohio transition plan. These reportable segments are strategic businesses, which are managed and operated differently based on the degree of regulation, and the products and services offered.

          The regulated services segment designs, constructs, operates and maintains FirstEnergy's regulated transmission and distribution systems. It also provides generation services to regulated franchise customers who have not chosen an alternative, competitive generation supplier. The regulated services segment obtains generation through power supply agreements with the competitive services segment.

          The competitive services segment includes all unregulated energy and energy-related services including commodity sales (both electricity and natural gas) in the retail and wholesale markets, marketing, generation, trading and sourcing of commodity requirements, as well as other competitive energy-application services. Competitive products are increasingly marketed to customers as bundled services.


          2000 financial data are pro forma amounts to represent current year business segment organizations and operations. Financial data for these business segments are as follows:

     Segment Financial Information
     -----------------------------
                                      Regulated   Competitive          Reconciling
                                       Services     Services   Other   Adjustments   Consolidated
                                      ---------   -----------  -----   -----------   ------------
                                                          (In millions)
Three Months Ended:
------------------

       June 30, 2001
       -------------
External revenues                     $ 1,260       $  499     $  1    $    44  (a)    $  1,804
Internal revenues                         324          488       64       (876) (b)          --
  Total revenues                        1,584          987       65       (832)           1,804
Depreciation and amortization             196            4        7         --              207
Net interest charges                      130           13        8        (30) (b)         121
Income taxes                              113            4        3         --              120
Income before cumulative effect of
  a change in accounting                  133            6        4          3  (b)         146
Net income                                133            6        4          3  (b)         146
Total assets                           15,494        2,154      490         --           18,138
Property additions                         36           84        5         --              125

        June 30, 2000
        -------------
External revenues                     $ 1,359       $  342     $ --    $     1  (a)     $ 1,702
Internal revenues                         331          537      106       (974) (b)          --
  Total revenues                        1,690          879       91       (958)           1,702
Depreciation and amortization             221            4       --         --              225
Net interest charges                      125            5        4         --              134
Income taxes                               93            3       (1)        --               95
Net income                                133            4       (2)        --              135
Total assets                           15,227        2,164      710         --           18,101
Property additions                        104           20       --         --              124


Six Months Ended:
----------------
        June 30, 2001
        -------------
External revenues                     $ 2,569       $1,132     $  2    $    87  (a)     $ 3,790
Internal revenues                         658        1,059      129     (1,846) (b)          --
  Total revenues                        3,227        2,191      131     (1,759)           3,790
Depreciation and amortization             411            8       15         --              434
Net interest charges                      275            9       16        (53) (b)         247
Income taxes                              180           17        7         --              204
Income before cumulative effect of
  a change in accounting                  217           24       11         --              252
Net income                                217           16       11         --              244
Total assets                           15,494        2,154      490         --           18,138
Property additions                         89          178        9         --              276

        June 30, 2000
        -------------
External revenues                     $ 2,631       $  662     $  1    $    16  (a)     $ 3,310
Internal revenues                         659        1,115      130     (1,904) (b)          --
  Total revenues                        3,290        1,777      131     (1,888)           3,310
Depreciation and amortization             419            8       --         --              427
Net interest charges                      258            5        6         --              269
Income taxes                              153           41       (1)        --              193
Net income                                219           59       (2)        --              276
Total assets                           15,227        2,164      710         --           18,101
Property additions                        222           54       --         --              276


Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting:
(a)  Principally fuel marketing revenues which are reflected as reductions to expenses for internal management reporting purposes.
(b)  Elimination of intersegment transactions.


                                          FIRSTENERGY CORP.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)

                                                      Three Months Ended        Six Months Ended
                                                           June 30,                 June 30,
                                                   -----------------------   ----------------------
                                                      2001          2000        2001         2000
                                                   ----------   ----------   ----------   ----------
                                                       (In thousands, except per share amounts)
REVENUES:
  Electric utilities                               $1,260,511   $1,348,685   $2,571,800   $2,629,615
  Unregulated businesses                              543,635      353,419    1,218,087      680,419
                                                   ----------   ----------   ----------   ----------
      Total revenues                                1,804,146    1,702,104    3,789,887    3,310,034
                                                   ----------   ----------   ----------   ----------
EXPENSES:
  Fuel and purchased power                            300,528      306,353      625,107      550,993
  Purchased gas                                       173,557       87,515      526,374      189,553
  Other operating expenses                            643,846      581,373    1,289,249    1,125,642
  Provision for depreciation and
    amortization                                      206,606      224,794      433,820      426,878
  General taxes                                        92,186      137,977      211,608      279,032
                                                   ----------   ----------   ----------   ----------
      Total expenses                                1,416,723    1,338,012    3,086,158    2,572,098
                                                   ----------   ----------   ----------   ----------
INCOME BEFORE INTEREST AND INCOME TAXES               387,423      364,092      703,729      737,936
                                                   ----------   ----------   ----------   ----------

NET INTEREST CHARGES:
  Interest expense                                    116,342      124,243      234,561      247,086
  Capitalized interest                                (12,296)      (7,022)     (21,119)     (13,126)
  Subsidiaries' preferred stock dividends              16,919       17,125       33,853       35,413
                                                   ----------   ----------   ----------   ----------
      Net interest charges                            120,965      134,346      247,295      269,373
                                                   ----------   ----------   ----------   ----------

INCOME TAXES                                          120,439       95,142      204,208      193,041
                                                   ----------   ----------   ----------   ----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING                                       146,019      134,604      252,226      275,522
Cumulative effect of accounting change (net of
  income taxes of $5,839,000) (Note 4)                     --           --       (8,499)          --
                                                   ----------   ----------   ----------   ----------

NET INCOME                                         $  146,019   $  134,604   $  243,727   $  275,522
                                                   ==========   ==========   ==========   ==========
BASIC EARNINGS PER SHARE:
  Before cumulative effect of accounting change         $ .67        $ .60        $1.16        $1.23
  Cumulative effect of accounting change                   --           --         (.04)          --
                                                        -----        -----        -----        -----
                                                        $ .67        $ .60        $1.12        $1.23
                                                        =====        =====        =====        =====

  Weighted average number of basic shares
    outstanding                                       218,372      223,542      218,239      224,201
                                                      =======      =======      =======      =======

DILUTED EARNINGS PER SHARE:
  Before cumulative effect of accounting change         $ .67        $ .60        $1.15        $1.23
  Cumulative effect of accounting change                   --           --         (.04)          --
                                                        -----        -----        -----        -----
                                                        $ .67        $ .60        $1.11        $1.23
                                                        =====        =====        =====        =====

  Weighted average number of diluted shares
    outstanding                                       219,540      223,993      219,235      224,531
                                                      =======      =======      =======      =======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK            $.375        $.375        $ .75        $ .75
                                                        =====        =====        =====        =====


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


                                        FIRSTENERGY CORP.

                                    CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                                      June 30,       December 31,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                           (In thousands)
                      ASSETS
                      ------
CURRENT ASSETS:
  Cash and cash equivalents                                         $   205,219      $    49,258
  Receivables-
    Customers (less accumulated provisions of $18,680,000
      and $32,251,000, respectively, for uncollectible accounts)        529,406          541,924
    Other (less accumulated provisions of $4,235,000 and
      $4,035,000, respectively, for uncollectible accounts)             365,458          376,525
  Materials and supplies, at average cost-
    Owned                                                               203,935          171,563
    Under consignment                                                   124,045          112,155
  Prepayments and other                                                 214,727          189,869
                                                                    -----------      -----------
                                                                      1,642,790        1,441,294
                                                                    -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
  In service                                                         12,712,048       12,417,684
  Less--Accumulated provision for depreciation                        5,409,452        5,263,483
                                                                    -----------      -----------
                                                                      7,302,596        7,154,201
  Construction work in progress                                         302,110          420,875
                                                                    -----------      -----------
                                                                      7,604,706        7,575,076
                                                                    -----------      -----------

INVESTMENTS:
  Capital trust investments                                           1,178,743        1,223,794
  Nuclear plant decommissioning trusts                                  634,211          584,288
  Letter of credit collateralization                                    277,763          277,763
  Other                                                                 687,096          669,057
                                                                    -----------      -----------
                                                                      2,777,813        2,754,902
                                                                    -----------      -----------

DEFERRED CHARGES:
  Regulatory assets                                                   3,568,007        3,727,662
  Goodwill                                                            2,062,293        2,088,770
  Other                                                                 481,917          353,590
                                                                    -----------      -----------
                                                                      6,112,217        6,170,022
                                                                    -----------      -----------
                                                                    $18,137,526      $17,941,294
                                                                    ===========      ===========


                                        FIRSTENERGY CORP.

                                   CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                                 June 30,     December 31,
                                                                  2001           2000
                                                               -----------    -----------
                                                                      (In thousands)

          CAPITALIZATION AND LIABILITIES
          ------------------------------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock         $   638,965    $   536,482
  Short-term borrowings                                            758,246        699,765
  Accounts payable                                                 370,982        478,661
  Accrued taxes                                                    412,794        409,640
  Other                                                            388,872        469,257
                                                               -----------    -----------
                                                                 2,569,859      2,593,805
                                                               -----------    -----------

CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized 375,000,000
      shares - 223,981,580 and 224,531,580 shares
      outstanding, respectively                                     22,398         22,453
    Other paid-in capital                                        3,521,782      3,531,821
    Accumulated other comprehensive income (loss)                  (36,578)           593
    Retained earnings                                            1,290,101      1,209,991
    Unallocated employee stock ownership plan common stock -
      5,520,836 and 5,952,032 shares, respectively                (103,318)      (111,732)
                                                               -----------    -----------
        Total common stockholders' equity                        4,694,385      4,653,126
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                            648,395        648,395
    Subject to mandatory redemption                                 40,150         41,105
  OE obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely OE subordinated
    debentures                                                     120,000        120,000
  Long-term debt                                                 5,791,593      5,742,048
                                                               -----------    -----------
                                                                11,294,523     11,204,674
                                                               -----------    -----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                              2,000,438      2,094,107
  Accumulated deferred investment tax credits                      232,278        241,005
  Nuclear plant decommissioning costs                              648,908        598,985
  Other postretirement benefits                                    578,486        544,541
  Other                                                            813,034        664,177
                                                               -----------    -----------
                                                                 4,273,144      4,142,815
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 2)                         -----------    -----------
                                                               $18,137,526    $17,941,294
                                                               ===========    ===========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.


                                         FIRSTENERGY CORP.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                   -------------------      --------------------
                                                    2001        2000          2001         2000
                                                  --------    --------      ---------    --------
                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $146,019    $134,604      $ 243,727    $275,522
  Adjustments to reconcile net income to
    net cash from operating activities-
      Provision for depreciation and
        amortization                               206,606     224,794        433,820     426,878
      Nuclear fuel and lease amortization           24,226      24,943         48,201      54,704
      Other amortization, net                       (4,039)     (3,451)        (7,672)     (6,618)
      Deferred income taxes, net                   (19,373)    (27,965)       (35,308)    (33,338)
      Investment tax credits, net                   (4,988)     (6,941)        (9,986)    (12,495)
      Cumulative effect of accounting change            --          --         14,338          --
      Receivables                                   (5,609)    (46,929)        23,585     (20,828)
      Materials and supplies                       (37,219)     12,420        (44,262)     19,258
      Accounts payable                             (38,019)     15,177       (107,679)     (3,142)
      Other                                        (99,111)    (40,559)      (168,168)    (85,933)
                                                  --------    --------      ---------    --------
        Net cash provided from operating
          activities                               168,493     286,093        390,596     614,008
                                                  --------    --------      ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                 254,877     241,099        255,499     258,418
    Short-term borrowings net                       16,367     111,040         58,481      47,048
  Redemptions and Repayments-
    Common stock                                        --      40,050         15,308      74,012
    Preferred stock                                 10,716      13,714         10,716      13,714
    Long-term debt                                  74,345     347,469         95,561     449,524
  Common stock dividend payments                    81,864      84,063        163,617     168,518
                                                 ---------    --------      ---------    --------
        Net cash used for (provided from)
          financing activities                   (104,319)     133,157        (28,778)    400,302
                                                 --------     --------      ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                               125,322     124,397        276,498     276,077
  Cash investments                                  (3,463)     (1,930)       (32,601)    (41,036)
  Other                                            (11,770)    (14,045)        19,516       2,893
                                                 ---------    --------      ---------    --------
        Net cash used for investing activities     110,089     108,422        263,413     237,934
                                                 ---------    --------      ---------    --------

Net increase (decrease) in cash and cash
  equivalents                                      162,723      44,514        155,961     (24,228)
Cash and cash equivalents at beginning of
  period                                            42,496      43,046         49,258     111,788
                                                 ---------    --------      ---------    --------
Cash and cash equivalents at end of period       $ 205,219    $ 87,560      $ 205,219    $ 87,560
                                                 =========    ========      =========    ========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of June 30, 2001, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of FirstEnergy Corp. and subsidiaries as of December 31, 2000 (not presented herein), and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  August 8, 2001.


                           FIRSTENERGY CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Net income increased to $146.0 million in the second quarter of 2001, compared to $134.6 million in the same period of 2000. Basic and diluted earnings per share of common stock were $0.67 in the second quarter of 2001, compared to $0.60 in the second quarter of 2000. In the first half of 2001, net income was $252.2 million before the cumulative effect of an accounting change, compared to $275.5 million for the same period of 2000. Basic earnings per share of common stock were $1.16 ($1.15 diluted) in the first half of 2001, compared to $1.23 (basic and diluted) in the first six months of 2000. After the accounting change, net income in the first half of 2001 was $243.7 million or basic earnings per share of common stock of $1.12 ($1.11 diluted). The accounting change reflected the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, which resulted in an after-tax charge of $8.5 million ($0.04 per share of common stock).

Revenues

          Total revenues increased by $102.0 million in the second quarter of 2001, and $479.9 million during the six-month period ended June 30, 2001, as compared to the same periods in 2000. FirstEnergy's competitive services business segment provided all of the revenue increase, largely from greater wholesale electric sales and expanded gas sales. The sources of changes in revenues during the second quarter and first half of 2001, compared to the corresponding periods of 2000, are summarized in the following table:

        Sources of Revenue Changes
        --------------------------
        Increase (Decrease)

                                                     Three      Six
                                                     Months    Months
                                                    ------    ------
                                                     (In millions)

Electric Utilities (Regulated Services):
  Retail electric sales                            $(105.2)   $(62.9)
  Other revenues                                      17.0       5.1
                                                   -------    ------
Total Electric Utilities                             (88.2)    (57.8)
                                                   -------    ------
Unregulated Businesses (Competitive Services):
  Retail electric sales                                4.1       8.2
  Wholesale electric sales                           109.5     195.3
  Gas sales                                           87.3     313.2
  Other businesses                                   (10.7)     21.0
                                                   -------    ------
Total Unregulated Businesses                         190.2     537.7
                                                   -------    ------
  Net Revenue Increase                              $102.0    $479.9
                                                   =======    ======
Electric Sales

          Revenues for the electric utilities decreased by $88.2 million in the second quarter and $57.8 million in the first six months of 2001, compared to the same periods in 2000, primarily due to lower kilowatt-hour sales of electric generation as a result of customer choice in Ohio. Lower unit prices resulting in part from implementation of a 5% reduction in generation charges for residential customers as part of Ohio's electric utility restructuring implemented in 2001, also contributed to the reduction in electric sales revenues. This lower residential rate reduced electric sales revenues by approximately
$12 million in the second quarter and $21 million in the first half of 2001 and is expected to lower revenues for all of 2001 by approximately $50 million.

          Lower kilowatt-hour deliveries to service area customers in the second quarter of 2001, compared to the same period of 2000, also negatively affected revenues for transmission and distribution services. A 2.5% decrease in kilowatt-hour deliveries was the result of reduced deliveries to residential and business (commercial and industrial) customers in the second quarter of 2001, compared to the second quarter of last year. Weather was a factor contributing to lower kilowatt-hour sales. Average temperatures were cooler in the second quarter of 2001 than the second quarter of 2000, which reduced residential air-conditioning loads. Deliveries to business customers decreased partially as a result of a softening of the economy in the service areas.

          Kilowatt-hour deliveries increased by 0.6% in the first half of 2001 from the same period last year, benefiting from colder weather in the first quarter of 2001 than the corresponding period last year (although warmer than normal) which contributed to increased residential sales. As a result of opening Ohio to competitive generation suppliers in 2001, kilowatt-hour sales by other suppliers (which are included in the kilowatt-hour deliveries) increased to 11.8% and 7.2% of total energy delivered in the second quarter and first half of 2001, respectively, compared to 0.8% and 0.9% in the corresponding periods of 2000.

          Retail kilowatt-hour sales for the FirstEnergy competitive services business segment increased by 15.2% in the second quarter and 6.8% in the first half of 2001, compared to the same periods of 2000. This increase resulted from expanding kilowatt-hour sales within Ohio as a result of retail customers switching to FirstEnergy's unregulated affiliate - FES, a wholly owned subsidiary, under Ohio's electricity choice program. The higher kilowatt-hour sales in Ohio were partially offset by lower sales in markets outside of Ohio as more customers returned to their local distribution companies.

          Total electric generation sales increased by 7.6% in the second quarter and 10.3% in the first half of 2001 compared to the same periods last year. Sales to the wholesale market were the largest single factor contributing to this increase. Kilowatt-hour sales to wholesale customers more than doubled in the second quarter and first six months of 2001, compared to the same periods of 2000. Those increases reflect FirstEnergy's enhanced position to take advantage of opportunities in the wholesale market in 2001, as well as nonaffiliated retail energy suppliers having access to 1,120 megawatts of FirstEnergy's generation capacity being made available under its transition plan. As of June 30, 2001, over 1,080 megawatts of the 1,120 megawatts supply commitment had been secured by alternative suppliers.

          Changes in electric generation sales and kilowatt-hour deliveries in the second quarter and first half of 2001, compared to the same periods of 2000, are summarized in the following table:

        Changes in KWH Sales
        --------------------
         Increase (Decrease)

                                                     Three      Six
                                                     Months    Months
                                                    ------    ------

Electric Generation Sales:
  Retail --
  Regulated Services                                (13.2)%   (5.8)%
  Competitive Services                               15.2%     6.8%
  Wholesale                                         176.9%   152.6%
                                                    -----    -----
Total Electric Generation Sales                       7.6%    10.3%
                                                    =====    =====
Distribution Deliveries:
  Residential                                        (4.2)%    2.5%
  Commercial                                        (12.6)%   (7.0)%
  Industrial                                          5.1%     4.3%
                                                    -----    -----

Total Retail Distribution Deliveries                 (2.5)%    0.6%
                                                    =====    =====

Other Sales

          Residential and small business customers in the service area of Dominion East Ohio, a nonaffiliated gas utility, began shopping among alternative gas suppliers last year as part of a customer choice program, with gas deliveries beginning November 1, 2000. FES took advantage of this opportunity to expand its customer base. Total gas sales increased by $87.3 million in the second quarter and $313.2 million in the first half of 2001, compared to the same periods last year. The number of gas customers served by FES increased to approximately 164,000 by the end of the second quarter of 2001 from approximately 30,000 a year earlier. Additionally, the competitive services business segment's energy-related services experienced strong growth in the first half of 2001 as compared to the same period of 2000. Revenues for FEFSG, a wholly owned subsidiary providing heating, ventilating, air-conditioning and other energy-related services, increased by $28.6 million or 11% in the first six months of 2001 compared to the same period last year, reflecting growth in both construction and service contracts.

Operating Expenses

          Fuel and purchased power costs decreased by $5.8 million in the second quarter of 2001 from the same period last year. The decrease resulted from a $14.8 million reduction of purchased power costs that were partially offset by a $9.0 million increase in fuel expenses. A combination of lower volumes and wholesale unit prices contributed to reduced purchased power costs, but higher coal prices resulted in increased fuel expense. In the first six months of 2001, fuel and purchased power increased $74.1 million, compared to the same period of 2000, almost entirely due to higher purchased power costs. Increased quantities of purchased power coupled with higher spot prices contributed to the increase in purchased power costs in the first quarter of 2001. Lower output from FirstEnergy's generating plants combined with higher customer demand resulted in greater reliance on purchased power during the first half of 2001, compared to the same period last year. Reduced fossil generation resulted from higher planned maintenance activities and difficulties in transporting coal to FirstEnergy's generating plants along the Ohio River during a period of unusually cold winter weather as well as supplier constraints in the first quarter of 2001. The reduction in nuclear generation in 2001 resulted from a scheduled first quarter refueling outage at the Perry Plant and several unplanned outages at the Perry Plant during the second quarter.

          Purchased gas costs almost doubled in the second quarter and nearly tripled in the first six months of 2001, increasing by $86.0 million and $336.8 million, respectively, from the corresponding periods of 2000. These increases resulted from the expansion of FES's gas business described above. Due to the unanticipated number of customer enrollments and consumption volume under the gas choice program, FES's supply costs this winter exceeded its annual fixed rate contract prices as additional spot purchases were necessary during a period of rising market prices for natural gas. However, the earnings contribution from the natural gas operations improved in the second quarter of 2001 from first quarter results.

          Other operating expenses increased by $62.5 million in the second quarter and $163.6 million in the first half of 2001, compared to the same periods of 2000. Increased operating costs for the competitive services business segment accounted for more than one-half of the increase in other operating expenses as a result of expanding operations. The remaining increase in other operating expenses resulted from higher fossil operating expenses, increased customer service work, and increased employee benefit costs. Partially offsetting these higher other operating expenses were lower nuclear expenses resulting from the absence of refueling outage costs in the second quarter of 2001 (the Davis-Besse Plant was out of service for refueling in the second quarter of 2000).

          A $16.3 million increase in fossil operating expenses in the second quarter and a $38.0 million increase in the first half of 2001, from the corresponding periods of 2000, were due principally to planned maintenance work, which included work to improve the availability of the fossil units. The increase was primarily related to work at the Mansfield generating plant in the second quarter of 2001 and at the Bay Shore, Eastlake and Mansfield generating plants in the first half of 2001.

          Pension costs increased by $15.8 million in the second quarter and $36.6 million in the first half of 2001 from the corresponding periods last year. The increases were primarily due to pension plan enhancements, lower expected returns on plan assets (due to significant market-related reductions in the value of plan assets) and the completion of the 15-year amortization of OE's transition asset. Health care benefit costs increased by $6.9 million in the second quarter and $10.6 million in the first half of 2001, compared to the same periods of 2000, principally due to an increase in the anticipated health care cost trend rate assumption for computing post-retirement health care benefit liabilities.

          Charges for depreciation and amortization decreased by $18.2 million in the second quarter of 2001 from the same period last year. Approximately $12.4 million of this decrease resulted from lower transition cost amortization under FirstEnergy's Ohio transition plan compared to accelerated cost recovery in connection with OE's prior regulatory plan. For the six-month period ended June 30, 2001, charges for depreciation and amortization increased by $6.9 million from the same period last year due to higher first quarter costs in 2001 resulting from a different pattern of expense recognition under the transition plan. Transition cost accelerations (including related income tax amortization) totaled $74.4 million in the second quarter and $153.4 million in the first half of 2001, compared to cost accelerations under OE's rate plan and Penn's restructuring plan of $86.8 million in the second quarter and $144.1 million in the first half of 2000. FirstEnergy expects incremental transition cost amortization during 2001 to be lower than the rate plan accelerations recognized in 2000. The changes in depreciation and amortization for these periods also reflected deferrals for shopping incentives (see Note 3) partially offset by increases associated with depreciation on recently completed combustion turbines and additional software amortization due to a change in estimated useful life.

          General taxes were $45.8 million lower in the second quarter and $67.4 million lower in the first six months of 2001, compared to the corresponding periods of 2000, primarily due to reduced property taxes and other state tax changes in connection with the Ohio electric industry restructuring. In addition, as a result of successfully resolving certain pending tax issues, a one-time benefit of $15 million was also recognized in the second quarter of 2001.

Net Interest Charges

          Net interest charges continue to trend lower, decreasing by $13.4 million in the second quarter and $22.1 million in the first half of 2001, compared to the same periods in 2000, primarily due to debt and preferred stock redemption and refinancing activities undertaken after the end of the second quarter of 2000. During the first half of 2001, redemption and refinancing activities totaled $53.3 million and $117.4 million, respectively, and will result in annualized savings of $7.7 million.

Capital Resources and Liquidity
------------------------------

          FirstEnergy and its subsidiaries have continuing cash needs for planned capital expenditures, maturing debt and preferred stock sinking fund requirements. During the last two quarters of 2001, capital requirements for property additions and capital leases are expected to be about $410 million, including $50 million for nuclear fuel. FirstEnergy has additional cash requirements of approximately $133.8 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 2001. These requirements are expected to be satisfied from internal cash and/or short-term credit arrangements. However, FirstEnergy's pending merger (see Pending Business Combination) with GPU is expected to require the issuance of approximately $2.2 billion of acquisition-related debt during 2001 and the issuance of between 74 million and 95 million additional shares of common stock.

          During the first half of 2001, FirstEnergy repurchased 550,000 shares of its common stock at an average price of $27.82 per share. As of June 30, 2001, FirstEnergy had repurchased 13.1 million of the 15 million shares authorized by the Board of Directors under the three-year program which began in March 1999.

          As of June 30, 2001, FirstEnergy and its subsidiaries had about $205.2 million of cash and temporary investments and $758.2 million of short-term indebtedness. Available borrowings included $51.5 million from unused revolving lines of credit. As of June 30, 2001, the operating companies in the regulated services business segment (OE, CEI, TE and Penn) had the capability to issue $2.6 billion of additional first mortgage bonds on the basis of property additions and retired bonds. Based upon applicable earnings coverage tests and their respective charters, OE, Penn and TE could issue $2.6 billion of preferred stock (assuming no additional debt was issued) based on earnings through the second quarter of 2001. CEI has no restrictions on the issuance of preferred stock.

          CEI established the Cleveland Electric Financing Trust I, a Delaware business trust subsidiary, during the second quarter of 2001, for the purpose of issuing Cumulative Trust Preferred Capital Securities in the amount of $245 million. The proceeds from the sale will be used by the financing trust to purchase CEI junior subordinated debentures.

          On June 27, 2001, OE and Penn completed the issuance of pollution control revenue refunding bonds totaling $69.5 million and $32.9 million, respectively. The proceeds will be used to complete optional refinancings in August and September of 2001.

Pending Business Combination
----------------------------

          The merger of FirstEnergy and GPU is expected to be completed by the fourth quarter of 2001. Regulatory approvals for the business combination have been obtained from the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the New York Public Service Commission, the Pennsylvania Public Utility Commission (PPUC), Argentina and the Federal Communications Commission. Information was submitted to the Department of Justice and Federal Trade Commission as required under the Hart-Scott-Rodino Act and the required waiting period passed without comment. Remaining approvals are needed from the New Jersey Board of Public Utilities (BPU) and the Securities and Exchange Commission (SEC). In July 2001, several parties appealed the PPUC's merger approval in the Pennsylvania Commonwealth Court. The BPU administrative law judge hearing the merger case in New Jersey has given parties to the case until August 13, 2001 to report the status of their settlement discussions.

New Accounting Standard
-----------------------

          The FASB approved SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," on June 29, 2001. These new standards are effective beginning July 1, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using purchase accounting. The provisions of the new standard relating to the determination of goodwill and other intangible assets will be applied to the pending GPU merger, which will be accounted for as a purchase transaction, and are not expected to materially affect the accounting for this pending transaction. Under SFAS 142, amortization of existing goodwill by FirstEnergy will cease on January 1, 2002. Instead, goodwill will be tested for impairment at least on an annual basis, and no impairment of goodwill is anticipated as a result of the initial impairment review process. Currently, FirstEnergy amortizes about $57 million ($.25 per share of common stock) of goodwill annually. There will be no goodwill amortization in 2001 associated with the pending GPU merger under the provisions of the new standard.

Market Risk - Commodity Prices
------------------------------

          FirstEnergy is exposed to market risks due to fluctuations in electricity, natural gas, coal and oil prices. To manage the volatility relating to these exposures, FirstEnergy uses a variety of derivative instruments, including forward contracts, options, futures contracts and swaps. These derivatives are used principally for hedging purposes, and to a lesser extent, for trading purposes. Although FirstEnergy believes that the policies and procedures it has adopted are prudent, its financial position, results of operations or cash flow may be adversely affected by unanticipated fluctuations in the commodity prices for electricity, natural gas, coal, oil, or by the failure of contract counterparties to perform.


                                        OHIO EDISON COMPANY

                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                      -------------------    ---------------------
                                                        2001        2000        2001        2000
                                                      --------   --------    ---------   ----------
                                                                     (In thousands)
OPERATING REVENUES                                    $744,712   $667,256    $1,527,815   $1,311,621
                                                      --------   --------    ----------   ----------

OPERATING EXPENSES AND TAXES:
  Fuel                                                  13,408     81,547        27,554      157,613
  Purchased power                                      237,795     25,253       544,212       44,765
  Nuclear operating costs                               76,987     73,042       169,232      184,661
  Other operating costs                                 79,716     98,145       160,672      195,739
                                                      --------   --------    ----------   ----------
    Total operation and maintenance expenses           407,906    277,987       901,670      582,778
  Provision for depreciation and amortization          104,205    136,783       221,161      250,734
  General taxes                                         26,133     58,008        71,087      117,461
  Income taxes                                          68,540     60,362       107,141      106,983
                                                      --------   --------    ----------   ----------
    Total operating expenses and taxes                 606,784    533,140     1,301,059    1,057,956
                                                      --------   --------    ----------   ----------

OPERATING INCOME                                       137,928    134,116       226,756      253,665


OTHER INCOME                                            17,821     11,481        30,186       23,804
                                                      --------   --------    ----------   ----------

INCOME BEFORE NET INTEREST CHARGES                     155,749    145,597       256,942      277,469
                                                      --------   --------    ----------   ----------

NET INTEREST CHARGES:
  Interest on long-term debt                            39,527     42,056        78,914       84,595
  Allowance for borrowed funds used during
    construction and capitalized interest                1,612     (1,508)       (1,306)      (4,067)
  Other interest expense                                 5,806      7,589        12,718       15,060
  Subsidiaries' preferred stock dividend
    requirements                                         3,626      3,626         7,252        7,252
                                                      --------   --------    ----------   ----------
    Net interest charges                                50,571     51,763        97,578      102,840
                                                      --------   --------    ----------   ----------

NET INCOME                                             105,178     93,834       159,364      174,629

PREFERRED STOCK DIVIDEND REQUIREMENTS                    2,702      2,808         5,404        5,616
                                                      --------   --------    ----------   ----------

EARNINGS ON COMMON STOCK                              $102,476   $ 91,026    $  153,960   $  169,013
                                                      ========   ========    ==========   ==========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                                         OHIO EDISON COMPANY

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)

                                                                June 30,        December 31,
                                                                  2001              2000
                                                               ----------       -----------
                                                                      (In thousands)

                 ASSETS
                 ------
UTILITY PLANT:
  In service                                                   $4,975,966        $4,930,844
  Less--Accumulated provision for depreciation                  2,424,036         2,376,457
                                                               ----------        ----------
                                                                2,551,930         2,554,387
                                                               ----------        ----------
  Construction work in progress-
    Electric plant                                                 43,594           219,623
    Nuclear fuel                                                       25            18,898
                                                               ----------        ----------
                                                                   43,619           238,521
                                                               ----------        ----------
                                                                2,595,549         2,792,908
                                                               ----------        ----------

OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                              441,061           452,128
  Letter of credit collateralization                              277,763           277,763
  Nuclear plant decommissioning trusts                            280,815           262,042
  Long-term notes receivable from associated companies            505,595           351,545
  Other                                                           301,065           305,848
                                                               ----------        ----------
                                                                1,806,299         1,649,326
                                                               ----------        ----------

CURRENT ASSETS:
  Cash and cash equivalents                                       113,374            18,269
  Receivables-
    Customers (less accumulated provisions of $3,971,000
      and $11,777,000, respectively, for uncollectible
      accounts)                                                   311,393           304,719
    Associated companies                                          669,431           476,993
    Other (less accumulated provisions of $1,000,000
      for uncollectible accounts at both dates)                    29,964            34,281
    Notes receivable from associated companies                    158,304             1,032
  Materials and supplies, at average cost-
    Owned                                                          63,678            80,534
    Under consignment                                              14,284            51,488
  Prepayments and other                                            89,714            76,934
                                                               ----------        ----------
                                                                1,450,142         1,044,250
                                                               ----------        ----------

DEFERRED CHARGES:
  Regulatory assets                                             2,354,816         2,498,837
  Other                                                           176,807           168,830
                                                               ----------        ----------
                                                                2,531,623         2,667,667
                                                               ----------        ----------
                                                               $8,383,613        $8,154,151
                                                               ==========        ==========


                                         OHIO EDISON COMPANY

                                     CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)

                                                                        June 30,      December 31,
                                                                          2001            2000
                                                                      ----------      -----------
                                                                           (In thousands)

             CAPITALIZATION AND LIABILITIES
             ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized 175,000,000
      shares - 100 shares outstanding                                 $2,098,729       $2,098,729
    Accumulated other comprehensive income                                 7,158               --
    Retained earnings                                                    574,923          458,263
                                                                      ----------       ----------
        Total common stockholder's equity                              2,680,810        2,556,992
  Preferred stock not subject to mandatory redemption                    160,965          160,965
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                                   39,105           39,105
    Subject to mandatory redemption                                       15,000           15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                              120,000          120,000
  Long-term debt                                                       2,083,465        2,000,622
                                                                      ----------       ----------
                                                                       5,099,345        4,892,684
                                                                      ----------       ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                   447,061          311,358
  Short-term borrowings-
    Associated companies                                                   5,874           19,131
    Other                                                                294,111          296,301
  Accounts payable-
    Associated companies                                                 116,310          123,859
    Other                                                                 15,197           60,332
  Accrued taxes                                                          250,436          232,225
  Other                                                                   98,760          109,394
                                                                      ----------       ----------
                                                                       1,227,749        1,152,600
                                                                      ----------       ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                    1,229,883        1,298,845
  Accumulated deferred investment tax credits                            104,629          110,064
  Nuclear plant decommissioning costs                                    279,977          261,204
  Other postretirement benefits                                          163,907          160,719
  Other                                                                  278,123          278,035
                                                                      ----------       ----------
                                                                       2,056,519        2,108,867
                                                                      ----------       ----------


COMMITMENTS AND CONTINGENCIES (Note 2)                                ----------       ----------
                                                                      $8,383,613       $8,154,151
                                                                      ==========       ==========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.


                                      OHIO EDISON COMPANY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                        Three Months Ended      Six Months Ended
                                                              June 30,              June 30,
                                                      ----------------------  --------------------
                                                         2001        2000       2001        2000
                                                      ---------   --------    ---------    --------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 105,178   $ 93,834    $ 159,364    $174,629
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization       104,205    136,783      221,161     250,734
      Nuclear fuel and lease amortization                11,920     12,595       23,677      25,697
      Deferred income taxes, net                        (22,160)   (21,730)     (42,562)    (37,688)
      Investment tax credits, net                        (3,341)    (5,480)      (6,694)     (9,573)
      Receivables                                      (137,091)   (45,669)    (194,795)    (38,614)
      Materials and supplies                                914      6,217       54,060       9,959
      Accounts payable                                   35,497     19,364      (52,684)     72,724
      Other                                             (74,071)   (51,448)     (28,416)    (13,619)
                                                      ---------   --------    ---------    --------
        Net cash provided from operating
          activities                                     21,051    144,466      133,111     434,249
                                                      ---------   --------    ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                      249,042    174,934      249,542     192,252
    Short-term borrowings, net                               --      1,388           --          --
  Redemptions and Repayments-
    Long-term debt                                       30,560    245,366       37,710     316,399
    Short-term borrowings, net                           21,062         --       15,447      49,551
  Dividend Payments-
    Common stock                                             --     50,200       37,300     109,200
    Preferred stock                                       2,706      2,789        5,404       5,597
                                                      ---------   --------    ---------    --------
        Net cash used for (provided from) financing
          activities                                   (194,714)   122,033     (153,681)    288,495
                                                      ---------   --------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                     15,608     45,064       41,006     133,185
  Loans to associated companies                         136,257         --      311,829      24,234
  Loan payments from associated companies                  (506)   (76,479)        (506)         --
  Sale of assets to associated companies                (33,002)        --     (154,596)         --
  Other                                                  (4,567)    (4,721)      (6,046)      8,334
                                                      ---------   --------    ---------    --------
        Net cash used for (provided from)
          investing activities                          113,790    (36,136)     191,687     165,753
                                                      ---------   --------    ---------    --------

Net increase (decrease) in cash and cash
  equivalents                                           101,975     58,569       95,105     (19,999)
Cash and cash equivalents at beginning of period         11,399      8,607       18,269      87,175
                                                      ---------   --------    ---------    --------
Cash and cash equivalents at end of period            $ 113,374   $ 67,176    $ 113,374    $ 67,176
                                                      =========   ========    =========    ========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of June 30, 2001, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Ohio Edison Company and subsidiaries as of December 31, 2000 (not presented herein), and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  August 8, 2001.



                         OHIO EDISON COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Corporate Separation
--------------------

          Beginning in 2001, Ohio electric customers can select their generation suppliers as a result of legislation which restructured the electric utility industry. That legislation also required unbundling the price for electricity into its component elements -- including generation, transmission, distribution and transition charges. Also, Ohio utilities that offer both competitive and regulated retail electric services were required to implement a corporate separation plan approved by the PUCO -- one which provides a clear separation between regulated and competitive operations. In connection with FirstEnergy's transition plan, FirstEnergy separated its businesses into three distinct units -- a competitive services unit, a utility services unit and a corporate support services unit. OE and Penn (OE Companies) are included in the utility services unit which continues to deliver power to homes and businesses through their existing distribution systems and maintains the "provider of last resort" (PLR) obligation under their respective rate plans.

          As a result of the transition plan, FirstEnergy's electric utility operating companies (EUOC) entered into power supply agreements whereby FES purchases all of the EUOC nuclear generation, as well as generation from leased fossil generating facilities. FGCO, a wholly owned subsidiary of FES, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FES to enable them to meet their PLR responsibilities in their respective service areas. OE continues to provide power directly to wholesale customers under previously negotiated contracts as well as to alternative energy suppliers as part of OE's market support generation of 560 megawatts
(531 megawatts committed as of June 30, 2001).

          The effect on the OE Companies' reported results of operations during the second quarter and first half of 2001 from FirstEnergy's corporate separation plan and the OE Companies' sale of transmission assets to ATSI in September 2000, are summarized in the following tables:


                                       Three Months Ended June 30, 2001
                                       --------------------------------
Income Statement Effects                Corporate
------------------------
  Increase (Decrease)                   Separation     ATSI       Total
                                        ----------     ----       -----
                                                  (in millions)

Operating Revenues:
  Power supply agreement with FES        $ 87.7       $  --      $ 87.7
  Generating units rent                    44.5          --        44.5
  Ground lease with ATSI                   --           3.0         3.0
                                         ------       -----      ------
  Total Operating Revenues Effect        $132.2       $ 3.0      $135.2
                                         ======       =====      ======
Operating Expenses and Taxes:
  Fossil fuel costs                      $(66.5)(a)   $  --      $(66.5)
  Purchased power costs                   235.5 (b)      --       235.5
  Other operating costs                   (22.1)(a)    19.9 (d)    (2.2)
  Provision for depreciation and
    amortization                           --          (4.3)(e)    (4.3)
  General taxes                            (1.2)(c)    (4.0)(e)    (5.2)
                                         ------       -----      ------

  Total Operating Expenses Effect        $145.7       $11.6      $157.3
                                         ======       =====      ======

Other Income                             $ --         $ 4.0 (f)  $  4.0
                                         ======       =====      ======

                                        Six Months Ended June 30, 2001
                                       --------------------------------
Income Statement Effects                Corporate
------------------------
  Increase (Decrease)                   Separation     ATSI       Total
                                        ----------     ----       -----
                                                  (in millions)

Operating Revenues:
  Power supply agreement with FES       $ 177.5       $  --      $ 177.5
  Generating units rent                    89.4          --         89.4
  Ground lease with ATSI                   --           6.0          6.0
                                        -------       -----      -------

  Total Operating Revenues Effect       $ 266.9       $ 6.0      $ 272.9
                                        =======       =====      =======
Operating Expenses and Taxes:
  Fossil fuel costs                     $(130.4)(a)   $  --      $(130.4)
  Purchased power costs                   533.0 (b)      --        533.0
  Other operating costs                   (62.6)(a)    40.0 (d)    (22.6)
  Provision for depreciation and
    amortization                           --          (8.6)(e)     (8.6)
  General taxes                            (2.4)(c)    (7.6)(e)    (10.0)
                                        -------       -----      -------

  Total Operating Expenses Effect       $ 337.6       $23.8      $ 361.4
                                        =======       =====      =======
Other Income                            $  --         $ 8.0 (f)  $   8.0
                                        =======       =====      =======

(a)  Transfer of fossil operations to FGCO.
(b)  Purchased power from power supply agreement (PSA).
(c)  Payroll taxes related to employees transferred to FGCO.
(d)  Transmission services received from ATSI.
(e) Depreciation and property taxes related to transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.

Results of Operations
---------------------

          Excluding the effects shown in the tables above, operating revenues decreased by $57.7 million or 8.7% in the second quarter and $56.7 million or 4.3% in the first half of 2001, compared to the same periods of 2000. The OE Companies' electric sales to retail customers decreased by $43.8 million in the second quarter and $33.2 million in the first half of 2001, compared to the same periods of 2000 due to lower kilowatt-hour sales of electric generation reflecting in part the effects of customer choice in Ohio. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for residential customers also contributed to the lower electric sales revenues. The lower residential rate reduced electric sales revenues by approximately $6.4 million in the second quarter and $11.4 million in the first half of 2001 and is expected to lower revenues for all of 2001 by more than $29 million. Revenues from kilowatt-hour sales to wholesale customers (excluding the PSA sales to FES) declined $14.9 million in the second quarter and $24.6 million in the first half of 2001 from the same periods last year.

          Lower kilowatt-hour deliveries to customers in the second quarter of 2001, compared to the same period of 2000, resulted in decreased revenues for transmission and distribution services. A 3.6% decrease in kilowatt-hour deliveries in the second quarter of 2001 from the corresponding period last year was the result of reduced deliveries to all customer groups -- residential, commercial and industrial. Weather was cooler in the second quarter of 2001 than the same period last year, reducing residential air-conditioning loads. Deliveries to business (commercial and industrial) customers were lower in the second quarter of 2001, compared to the same period last year, reflecting a softening in the service area economy. A 0.3% decrease in total kilowatt-hour deliveries in the first half of 2001 from the same period last year was moderated by colder weather in the first quarter of 2001 than the corresponding period last year (although warmer than normal) which contributed to a 3.7% increase in residential deliveries. However, business deliveries were lower in the first half of 2001 from the same period last year reflecting the softening in the service area economy.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $73.6 million in the second quarter and $243.1 million in the first six months of 2001, compared to the same periods of 2000, due to the implementation of the effects as shown in the preceding tables. Excluding these effects on operating expenses, fuel expense declined $1.7 million in the second quarter of 2001 and was relatively unchanged for the first half of 2001, from the same periods last year. Lower nuclear fuel expense resulted, in part, from reduced nuclear generation in the second quarter of 2001. Purchased power costs decreased by $23.0 million in the second quarter and $33.6 million in the first six months of 2001, compared to the corresponding periods of last year, reflecting all of the OE Companies' power requirements now being provided under the PSA.

          Nuclear operating costs increased by $3.9 million in the second quarter of 2001, compared to the second quarter of 2000. No refueling outages occurred in either period although the Perry Plant experienced several unplanned outages in the second quarter of 2001. For the first half of 2001, nuclear operating costs decreased by $15.4 million from the first half of 2000. The reduced costs resulted from the OE Companies' smaller ownership share (35.24%) of a scheduled Perry Plant refueling outage in the first quarter of 2001 versus their 100% ownership share in the Beaver Valley Unit 1 refueling outage in the same period last year. Other operating expenses decreased by $16.2 million in the second quarter and $12.5 million in the first half of 2001 from the corresponding periods in 2000. The decreases resulted principally from a reduction in low-income payment plan customer costs and lower distribution expenses from storm-related damage.

          Excluding the effects shown in the preceding tables, charges for depreciation and amortization decreased $28.3 million in the second quarter and $21.0 million in the first half of 2001 from the same periods last year. Lower transition cost amortization under OE's transition plan compared to the accelerated cost recovery in connection with OE's prior regulatory plan was the principal factor accounting for this decrease. The OE Companies expect incremental transition cost amortization during 2001 to be lower than the rate plan accelerations recognized in 2000.

          General taxes were $31.9 million lower in the second quarter and $46.4 million lower in the first half of 2001, compared to the same periods of 2000, primarily due to reduced property taxes and other state tax changes in connection with the Ohio electric industry restructuring. Also contributing to these reductions were the effects shown in the preceding tables and a one-time benefit of $15 million in the second quarter of 2001 as a result of successfully resolving certain pending tax issues.

Net Interest Charges

          Net interest charges continued to trend lower, decreasing
$1.2 million in the second quarter and $5.3 million in the first half of 2001, compared to the same periods in 2000, primarily due to debt redemption and refinancing activities undertaken after the end of the second quarter of 2000. During the first half of 2001, debt redemption and refinancing activities totaled $6.6 million and $102.4 million, respectively, and will result in annualized savings of $3.0 million. As a result of initiating transfers of generation assets and related construction projects to FGCO under corporate separation, capitalized interest was reduced by approximately $2.3 million, with offsetting increases to other income from the interest income on the related notes receivable.

Capital Resources and Liquidity
-------------------------------

          The OE Companies have continuing cash requirements for planned capital expenditures and maturing debt. During the last two quarters of 2001, capital requirements for property additions and capital leases are expected to be about $85 million, including $35 million for nuclear fuel. The OE Companies also have sinking fund requirements for preferred stock and maturing long-term debt of $14.1 million during the remainder of 2001. These requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of June 30, 2001, the OE Companies had about $113.4 million of cash and temporary investments and $300.0 million of short-term indebtedness. Their available borrowing capability included $51.5 million from unused revolving lines of credit and up to $2 million from bank facilities on a short-term basis at the banks' discretion. As of June 30, 2001, the OE Companies had the capability to issue up to $1.1 billion of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage tests contained in the OE Companies' charters, $2.1 billion of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the second quarter of 2001.

          On June 27, 2001, OE and Penn completed the issuance of pollution control revenue refunding bonds totaling $69.5 million and $32.9 million, respectively. The proceeds will be used to complete optional refinancing in August and September of 2001.

                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)

                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                        --------------------    ---------------------
                                                          2001        2000         2001        2000
                                                                        (In thousands)
OPERATING REVENUES                                      $498,766    $470,635    $1,015,183   $894,292
                                                        --------    --------    ----------   --------

OPERATING EXPENSES AND TAXES:
  Fuel                                                    16,888      39,734        34,753     86,894
  Purchased power                                        193,590      67,948       408,095    109,766
  Nuclear operating costs                                 28,679      49,007        78,629     78,438
  Other operating costs                                   72,396      92,803       150,699    175,020
                                                        --------    --------    ----------   --------
      Total operation and maintenance expenses           311,553     249,492       672,176    450,118
  Provision for depreciation and amortization             52,964      57,511       109,728    115,525
  General taxes                                           34,080      54,020        71,950    110,924
  Income taxes                                            21,579      22,670        29,294     44,000
                                                        --------    --------    ----------   --------
      Total operating expenses and taxes                 420,176     383,693       883,148    720,567
                                                        --------    --------    ----------   --------

OPERATING INCOME                                          78,590      86,942       132,035    173,725

OTHER INCOME                                               1,138       2,857         5,558      6,285
                                                        --------    --------    ----------   --------

INCOME BEFORE NET INTEREST CHARGES                        79,728      89,799       137,593    180,010
                                                        --------    --------    ----------   --------

NET INTEREST CHARGES:
  Interest on long-term debt                              48,317      51,659        96,602    102,843
  Allowance for borrowed funds used during
   construction                                             (216)       (560)       (1,073)    (1,072)
  Other interest expense (credit)                           (879)       (554)       (2,075)       275
                                                        --------    --------    ----------   --------
      Net interest charges                                47,222      50,545        93,454    102,046
                                                        --------    --------    ----------   --------

NET INCOME                                                32,506      39,254        44,139     77,964

PREFERRED STOCK DIVIDEND REQUIREMENTS                      6,561       6,615        13,122     14,405
                                                        --------    --------    ----------   --------

EARNINGS ON COMMON STOCK                                $ 25,945    $ 32,639    $   31,017   $ 63,559
                                                        ========    ========    ==========   ========



The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.


                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                                  June 30,       December 31,
                                                                    2001             2000
                                                                -----------     -----------
                                                                        (In thousands)

                      ASSETS
                      ------
UTILITY PLANT:
  In service                                                    $4,047,943      $4,036,590
  Less--Accumulated provision for depreciation                   1,654,685       1,624,672
                                                                ----------      ----------
                                                                 2,393,258       2,411,918
                                                                ----------      ----------
  Construction work in progress-
    Electric plant                                                  49,338          66,904
    Nuclear fuel                                                        42          24,145
                                                                ----------      ----------
                                                                    49,380          91,049
                                                                ----------      ----------
                                                                 2,442,638       2,502,967
                                                                ----------      ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                       475,551         491,830
  Nuclear plant decommissioning trusts                             205,824         189,804
  Long-term notes receivable from associated companies             103,636          92,722
  Other                                                             36,794          36,084
                                                                ----------      ----------
                                                                   821,805         810,440
                                                                ----------      ----------

CURRENT ASSETS:
  Cash and cash equivalents                                            238           2,855
  Receivables-
    Customers                                                       20,917          14,748
    Associated companies                                            61,375          81,090
    Other (less accumulated provisions of $1,000,000 for
      uncollectible accounts at both dates)                        126,125         127,639
  Notes receivable from associated companies                           399             384
  Materials and supplies, at average cost-
    Owned                                                           23,471          26,039
    Under consignment                                               25,684          38,673
  Prepayments and other                                             66,918          59,377
                                                                ----------      ----------
                                                                   325,127         350,805
                                                                ----------      ----------
DEFERRED CHARGES:
  Regulatory assets                                                824,477         816,143
  Goodwill                                                       1,389,754       1,408,869
  Other                                                             73,509          75,407
                                                                ----------      ----------
                                                                 2,287,740       2,300,419
                                                                ----------      ----------
                                                                $5,877,310      $5,964,631
                                                                ==========      ==========


                          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                                       June 30,     December 31,
                                                                        2001            2000
                                                                      ---------     -----------
                                                                             (In thousands)
              CAPITALIZATION AND LIABILITIES
              ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
      105,000,000 shares - 79,590,689 shares outstanding              $  931,962     $  931,962
    Retained earnings                                                     61,192        132,877
                                                                      ----------     ----------
        Total common stockholder's equity                                993,154      1,064,839
  Preferred stock-
    Not subject to mandatory redemption                                  238,325        238,325
    Subject to mandatory redemption                                       25,150         26,105
  Long-term debt                                                       2,615,427      2,634,692
                                                                      ----------     ----------
                                                                       3,872,056      3,963,961
                                                                      ----------     ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                   142,007        165,696
  Accounts payable-
    Associated companies                                                  77,808        102,915
    Other                                                                 33,348         54,422
  Notes payable to associated companies                                  157,172         28,586
  Accrued taxes                                                          152,003        178,707
  Accrued interest                                                        56,490         56,142
  Other                                                                   50,156         82,195
                                                                      ----------     ----------
                                                                         668,984        668,663
                                                                      ----------     ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                      595,679        591,748
  Accumulated deferred investment tax credits                             78,018         79,957
  Nuclear plant decommissioning costs                                    215,017        198,997
  Pensions and other postretirement benefits                             230,491        227,528
  Other                                                                  217,065        233,777
                                                                      ----------     ----------
                                                                       1,336,270      1,332,007
                                                                      ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 2)                                ----------     ----------
                                                                      $5,877,310     $5,964,631
                                                                      ==========     ==========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these balance sheets.


                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                           Three Months Ended      Six Months Ended
                                                                June 30,               June 30,
                                                          -------------------     -------------------
                                                            2001        2000        2001       2000
                                                          --------   --------     --------   --------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 32,506   $ 39,254     $ 44,139   $ 77,964
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization           52,964     57,511      109,728    115,525
      Nuclear fuel and lease amortization                    7,070      7,590       14,114     17,616
      Other amortization                                    (4,039)    (3,451)      (7,672)    (6,618)
      Deferred income taxes, net                             4,607     (6,697)       4,660     (2,612)
      Investment tax credits, net                             (970)      (982)      (1,939)    (1,964)
      Receivables                                          (60,559)      (500)      15,060     42,607
      Materials and supplies                                   234        507       15,557     (3,106)
      Accounts payable                                       8,869     55,016      (46,181)     7,935
      Accrued taxes                                         21,765     20,955      (26,704)    33,739
      Other                                                (13,482)    (4,462)     (67,065)   (59,025)
                                                          --------   --------     --------   --------
        Net cash provided from operating activities         48,965    164,741       53,697    222,061
                                                          --------   --------     --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Short-term borrowings, net                              96,323         --      128,586         --
  Redemptions and Repayments-
    Preferred stock                                         10,716     13,714       10,716     13,714
    Long-term debt                                          21,264      8,603       29,904     18,740
    Short-term borrowings, net                                  --     97,652           --     89,659
  Dividend Payments-
    Common stock                                            84,000     20,000      105,800     30,000
    Preferred stock                                          7,040      7,789       14,077     15,579
                                                          --------   --------     --------   --------
        Net cash used for financing activities              26,697    147,758       31,911    167,692
                                                          --------   --------     --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                         5,363     30,025       15,580     44,475
  Loans to associated companies                             11,117         --       11,117     27,700
  Loan payments from associated companies                     (188)    (5,120)        (188)        --
  Capital trust investments                                 (1,071)    (1,294)     (16,279)   (25,418)
  Sale of assets to associated companies                   (11,117)        --      (11,117)        --
  Other                                                     18,140       (894)      25,290      7,810
                                                          --------   --------     --------   --------
        Net cash used for investing activities              22,244     22,717       24,403     54,567
                                                          --------   --------     --------   --------


Net increase (decrease) in cash and cash equivalents            24     (5,734)      (2,617)      (198)
Cash and cash equivalents at beginning of period               214      5,912        2,855        376
                                                          --------   --------     --------   --------
Cash and cash equivalents at end of period                $    238   $    178     $    238   $    178
                                                          ========   ========     ========   ========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of June 30, 2001, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The Cleveland Electric Illuminating Company and subsidiary as of December 31, 2000 (not presented herein), and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  August 8, 2001.

             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Corporate Separation
--------------------

          Beginning in 2001, Ohio electric customers can select their generation suppliers as a result of legislation which restructured the electric utility industry. That legislation also required unbundling the price for electricity into its component elements -- including generation, transmission, distribution and transition charges. Also, Ohio utilities that offer both competitive and regulated retail electric services were required to implement a corporate separation plan approved by the PUCO -- one which provides a clear separation between regulated and competitive operations. In connection with FirstEnergy's transition plan, FirstEnergy separated its businesses into three distinct units -- a competitive services unit, a utility services unit and a corporate support services unit. CEI is included in the utility services unit which continues to deliver power to homes and businesses through its existing distribution system and maintains the PLR obligation under its rate plan.

          As a result of the transition plan, the EUOC entered into power supply agreements whereby FES purchases all of the EUOC nuclear generation, as well as generation from leased fossil generating facilities. FGCO, a wholly owned subsidiary of FES, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FES to enable them to meet their PLR responsibilities in their respective service areas. CEI continues to provide power directly to wholesale customers under negotiated contracts as well as to alternative energy suppliers as part of CEI's market support generation of 400 megawatts (398 megawatts committed as of June 30, 2001).

          The effect on CEI's reported results of operations during the second quarter and first half of 2001 from FirstEnergy's corporate separation plan and CEI's sale of transmission assets to ATSI in September 2000, are summarized in the following tables:

                                       Three Months Ended June 30, 2001
                                       --------------------------------
Income Statement Effects                Corporate
------------------------
  Increase (Decrease)                   Separation     ATSI       Total
                                        ----------     ----       -----
                                                  (in millions)

Operating Revenues:
  Power supply agreement with FES         $ 76.3     $  --       $ 76.3
  Generating units rent                     14.6        --         14.6
  Ground lease with ATSI                    --         1.8          1.8
                                          ------     -----       ------

  Total Operating Revenues Effect         $ 90.9     $ 1.8       $ 92.7
                                          ======     =====       ======
Operating Expenses and Taxes:
  Fossil fuel costs                       $(20.5)(a) $  --       $(20.5)
  Purchased power costs                    169.1 (b)    --        169.1
  Other operating costs                    (23.4)(a)  10.2 (d)    (13.2)
  Provision for depreciation and
    amortization                              --      (1.9)(e)     (1.9)
  General taxes                             (0.8)(c)  (2.4)(e)     (3.2)
                                          ------     -----       ------

  Total Operating Expenses Effect         $124.4     $ 5.9       $130.3
                                          ======     =====       ======

Other Income                              $   --     $ 1.8(f)    $  1.8
                                          ======     =====       ======

                                        Six Months Ended June 30, 2001
                                       --------------------------------
Income Statement Effects                Corporate
------------------------
  Increase (Decrease)                   Separation     ATSI       Total
                                        ----------     ----       -----
                                                  (in millions)

Operating Revenues:
  Power supply agreement with FES        $153.8      $  --      $153.8
  Generating units rent                    29.6         --        29.6
  Ground lease with ATSI                     --        3.6         3.6
                                         ------      -----      ------

  Total Operating Revenues Effect        $183.4      $ 3.6      $187.0
                                         ======      =====      ======
Operating Expenses and Taxes:
  Fossil fuel costs                      $(43.9)(a)  $  --      $(43.9)
  Purchased power costs                   358.6 (b)     --       358.6
  Other operating costs                   (40.5)(a)   21.2 (d)   (19.3)
  Provision for depreciation and
    amortization                             --       (3.9)(e)    (3.9)
  General taxes                            (1.6)(c)   (4.6)(e)    (6.2)
                                         ------      -----      ------

  Total Operating Expenses Effect        $272.6      $12.7      $285.3
                                         ======      =====      ======

Other Income                             $   --      $ 3.6 (f)  $  3.6
                                         ======      =====      ======


(a)  Transfer of fossil operations to FGCO.
(b)  Purchased power from power supply agreement (PSA).
(c)  Payroll taxes related to employees transferred to FGCO.
(d)  Transmission services received from ATSI.
(e)  Depreciation and property taxes on transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.


Results of Operations
---------------------

          Excluding the effects shown in the tables above, operating revenues decreased by $64.6 million or 13.7% in the second quarter and $66.1 million or 7.4% in the first half of 2001, compared to the same periods of 2000. CEI's electric sales to retail customers decreased by $49.7 million in the second quarter and $29.2 million in the first half of 2001, compared with the same periods of 2000, primarily due to lower kilowatt-hour sales of electric generation reflecting in part the effects of customer choice in Ohio. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for residential customers also contributed to the lower electric sales revenues. This decreased electric sales revenues by approximately $3.9 million in the second quarter and $6.7 million in the first half of 2001 and is expected to lower revenues for all of 2001 by more than $16 million. Revenues from kilowatt-hour sales to wholesale customers (excluding the PSA sales to FES) declined $15.1 million in the second quarter and $32.4 million in the first half of 2001 from the same periods last year.

          Lower kilowatt-hour deliveries to customers in the second quarter of 2001, compared to the same period of 2000, resulted in decreased revenues for transmission and distribution services. A 1.7% decrease in kilowatt-hour deliveries in the second quarter of 2001 resulted from reduced residential deliveries partially offset by a slight increase in business (commercial and industrial) deliveries from the second quarter of last year. Weather was cooler in the second quarter of 2001 than the same period last year reducing residential air-conditioning loads. The nearly flat business deliveries in the second quarter of 2001, compared to the same period last year, reflected the slowing service area economy. A 0.7% increase in total kilowatt-hour deliveries in the first half of 2001 from the same period last year resulted from a net increase in sales to business customers that was partially offset by reduced sales to residential customers. The lower residential kilowatt-hour sales were partially due to reduced air-conditioning loads in the second quarter, which was significant enough to affect the six-month comparison to last year.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $36.5 million in the second quarter and $162.6 million in the first six months of 2001, compared to the same periods of 2000, due to the implementation of the effects as shown in the preceding tables. Excluding these effects on operating expenses, fuel expense declined $2.3 million in the second quarter and $8.2 million in the first half of 2001 from the same periods last year. The lower fuel expense resulted from reduced generation in the first six months of 2001, compared to the same period of 2000. Reduced fossil generation resulted from planned maintenance activities at the Mansfield Plant, and lower nuclear generation resulting from a refueling outage and several unplanned outages at the Perry Plant. Purchased power costs decreased by $43.4 million in the second quarter and $60.3 million in the first six months of 2001, compared to the corresponding periods of last year, reflecting all of CEI's power requirements now being provided under the PSA. The timing of nuclear refueling outages resulted in a $20.3 million decrease in nuclear operating costs in the second quarter of 2001, compared to the same period of last year. Refueling outage costs were comparable for the six month periods with the Perry Plant's (44.85% owned) outage occurring in the first quarter of 2001 and the Davis Besse Plant's (51.38% owned) outage occurring in the second quarter of 2000. Other operating costs decreased $7.2 million in the second quarter and $5.0 million in the first half of 2001, compared to the same periods of 2000. The decreases resulted principally from a reduction in low-income payment plan customer costs and lower distribution expenses from storm-related damage.

          Excluding the effects shown in the preceding tables, charges for depreciation and amortization decreased $2.6 million in the second quarter and $1.9 million in the first half of 2001 from the same periods last year due to deferrals for shopping incentives offsetting incremental transition cost amortization under CEI's transition plan (see Note 3).

          General taxes were $19.9 million lower in the second quarter and $39.0 million lower in the first half of 2001, compared to the same periods of 2000, primarily due to reduced property taxes and other state tax changes associated with the Ohio electric industry restructuring.

Net Interest Charges

          Net interest charges continued to trend lower, decreasing
$3.3 million in the second quarter and $8.6 million in the first half of 2001, compared to the same periods in 2000, primarily due to debt redemption and refinancing activities undertaken after the end of the second quarter of 2000. During the first half of 2001, debt redemptions totaled $15 million and will result in annualized savings of $1.4 million.

Capital Resources and Liquidity
-------------------------------

          CEI has continuing cash needs for planned capital expenditures and maturing debt. During the last two quarters of 2001, capital requirements for property additions and capital leases are expected to be about $56 million, including $8 million for nuclear fuel. CEI also has sinking fund requirements for preferred stock and maturing long-term debt of $111.3 million during the remainder of 2001. These requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of June 30, 2001, CEI had approximately $637,000 of cash and temporary investments and $157.2 million of short-term indebtedness to associated companies. Under its first mortgage indenture, as of June 30, 2001, CEI had the capability to issue up to $854 million of additional first mortgage bonds on the basis of property additions and retired bonds. CEI has no restrictions on the issuance of preferred stock.

          CEI established the Cleveland Electric Financing Trust I, a Delaware business trust subsidiary, during the second quarter of 2001, for the purpose of issuing Cumulative Trust Preferred Capital Securities in the amount of $245 million. The proceeds from the sale will be used by the financing trust to purchase CEI junior subordinated debentures.


                                     THE TOLEDO EDISON COMPANY

                                  CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)

                                                        Three Months Ended      Six Months Ended
                                                             June 30,               June 30,
                                                        ------------------     ------------------
                                                          2001       2000        2001       2000
                                                        --------   --------    --------   --------
                                                                    (In thousands)
OPERATING REVENUES                                      $263,003   $235,379    $534,638   $452,770
                                                        --------   --------    --------   --------

OPERATING EXPENSES AND TAXES:
  Fuel                                                    12,015     21,523      24,768     47,738
  Purchased power                                         86,713     28,142     175,065     35,060
  Nuclear operating costs                                 37,111     52,721      84,759     90,918
  Other operating costs                                   37,287     40,816      75,913     78,029
                                                        --------   --------    --------   --------
      Total operation and maintenance expenses           173,126    143,202     360,505    251,745
  Provision for depreciation and amortization             29,240     26,382      62,015     52,562
  General taxes                                           13,879     21,576      29,940     45,000
  Income taxes                                            13,403     10,652      20,489     25,970
                                                        --------   --------    --------   --------
      Total operating expenses and taxes                 229,648    201,812     472,949    375,277
                                                        --------   --------    --------   --------

OPERATING INCOME                                          33,355     33,567      61,689     77,493


OTHER INCOME                                               2,178      2,196       5,966      4,885
                                                        --------   --------    --------   --------


INCOME BEFORE NET INTEREST CHARGES                        35,533     35,763      67,655     82,378
                                                        --------   --------    --------   --------

NET INTEREST CHARGES:
  Interest on long-term debt                              16,616     18,628      33,860     37,769
  Allowance for borrowed funds used during
    construction                                          (2,914)    (2,931)     (3,263)    (4,145)
  Other interest expense (credit)                         (1,133)      (464)     (2,111)    (1,296)
                                                        --------   --------    --------   --------
      Net interest charges                                12,569     15,233      28,486     32,328
                                                        --------   --------    --------   --------

NET INCOME                                                22,964     20,530      39,169     50,050

PREFERRED STOCK DIVIDEND REQUIREMENTS                      4,030      4,075       8,075      8,139
                                                        --------   --------    --------   --------

EARNINGS ON COMMON STOCK                                $ 18,934   $ 16,455    $ 31,094   $ 41,911
                                                        ========   ========    ========   ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


                                    THE TOLEDO EDISON COMPANY

                                   CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                                        June 30,     December 31,
                                                                          2001           2000
                                                                       ----------    ------------
                                                                              (In thousands)
                     ASSETS
                     ------
UTILITY PLANT:
  In service                                                           $1,568,085     $1,637,616
  Less--Accumulated provision for depreciation                            613,192        597,397
                                                                       ----------     ----------
                                                                          954,893      1,040,219
                                                                       ----------     ----------
  Construction work in progress-
    Electric plant                                                         28,227         73,565
    Nuclear fuel                                                               40         10,720
                                                                       ----------     ----------
                                                                           28,267         84,285
                                                                       ----------     ----------
                                                                          983,160      1,124,504
                                                                       ----------     ----------

OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                              262,131        279,836
  Nuclear plant decommissioning trusts                                    147,572        132,442
  Long-term notes receivable from associated companies                    162,436         39,084
  Other.                                                                    3,916          4,601
                                                                       ----------     ----------
                                                                          576,055        455,963
                                                                       ----------     ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                   349          1,385
  Receivables-
    Customers                                                               9,219          6,618
    Associated companies                                                   44,092         62,271
    Other                                                                  13,150          1,572
  Notes receivable from associated companies                                7,599         32,617
  Materials and supplies, at average cost-
    Owned                                                                  13,145         17,388
    Under consignment                                                      15,525         21,994
  Prepayments and other                                                    30,423         27,151
                                                                       ----------     ----------
                                                                          133,502        170,996
                                                                       ----------     ----------

DEFERRED CHARGES:
  Regulatory assets                                                       388,714        412,682
  Goodwill                                                                451,949        458,164
  Other                                                                    28,566         29,958
                                                                       ----------     ----------
                                                                          869,229        900,804
                                                                       ----------     ----------
                                                                       $2,561,946     $2,652,267
                                                                       ==========     ==========


                                   THE TOLEDO EDISON COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                                    June 30,      December 31,
                                                                      2001            2000
                                                                  ----------      -----------
                                                                        (In thousands)
      CAPITALIZATION AND LIABILITIES
      ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized 60,000,000
      shares - 39,133,887 shares outstanding                      $  195,670      $  195,670
    Other paid-in capital                                            328,559         328,559
    Retained earnings                                                 97,754          81,358
                                                                  ----------      ----------
        Total common stockholder's equity                            621,983         605,587
  Preferred stock not subject to mandatory redemption                210,000         210,000
  Long-term debt                                                     920,509         944,193
                                                                  ----------      ----------
                                                                   1,752,492       1,759,780
                                                                  ----------      ----------

CURRENT LIABILITIES:
  Currently payable long-term debt                                    46,694          56,230
  Accounts payable-
    Associated companies                                              41,851          36,564
    Other                                                             15,292          25,070
  Notes payable to associated companies                                7,491          41,936
  Accrued taxes                                                       57,832          57,519
  Accrued interest                                                    19,778          19,946
  Other                                                               27,009          49,908
                                                                  ----------       ---------
                                                                     215,947         287,173
                                                                  ----------       ---------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                  202,137         196,944
  Accumulated deferred investment tax credits                         34,201          35,174
  Nuclear plant decommissioning costs                                153,914         138,784
  Pensions and other postretirement benefits                         120,187         119,327
  Other                                                               83,068         115,085
                                                                  ----------      ----------
                                                                     593,507         605,314
                                                                  ----------      ----------


COMMITMENTS AND CONTINGENCIES (Note 2)                            ----------      ----------
                                                                  $2,561,946      $2,652,267
                                                                  ==========      ==========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.


                                     THE TOLEDO EDISON COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                     Three Months Ended      Six Months Ended
                                                          June 30,               June 30,
                                                   --------------------     ------------------
                                                     2001        2000         2001       2000
                                                   --------    --------     --------   --------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 22,964    $ 20,530     $ 39,169   $ 50,050
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and
        amortization                                 29,240      26,382       62,015     52,562
      Nuclear fuel and lease amortization             5,236       4,758       10,410     11,391
      Deferred income taxes, net                        994       1,412        3,152      8,020
      Investment tax credits, net                      (487)       (479)        (973)      (958)
      Receivables                                   (13,617)     11,530        4,000     36,365
      Materials and supplies                           (711)      2,833       10,712      3,166
      Accounts payable                               (6,400)     42,039       (4,491)    28,810
      Other                                         (18,750)    (25,189)     (48,554)   (58,247)
                                                   --------    --------     --------   --------
        Net cash provided from operating
          activities                                 18,469      83,816       75,440    131,159
                                                   --------    --------     --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                       --      66,166           --     66,166
    Short-term borrowings, net                        7,491       1,224           --     18,058
  Redemptions and Repayments-
    Long-term debt                                   25,949      90,433       31,812    111,317
    Short-term borrowings, net                           --          --       34,445         --
  Dividend Payments-
    Common stock                                         --      16,300       14,700     34,300
    Preferred stock                                   4,028       4,075        8,073      8,139
                                                   --------    --------     --------   --------
        Net cash used for financing activities       22,486      43,418       89,030     69,532
                                                   --------    --------     --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                  8,481      28,068       20,509     65,777
  Loans to associated companies                       5,548      11,115      123,438      5,949
  Loan payments from associated companies           (21,556)         --      (25,104)        --
  Capital trust investments                            (520)       (636)     (17,705)   (15,618)
  Sale of assets to associated companies             (5,548)         --     (123,438)        --
  Other                                               9,936       1,851        9,746      5,530
                                                   --------    --------     --------   --------
        Net cash used for (provided from)
          investing activities                      ( 3,659)     40,398      (12,554)    61,638
                                                   --------    --------     --------   --------

Net decrease in cash and cash equivalents               358          --        1,036         11
Cash and cash equivalents at beginning
  of period                                             707         301        1,385        312
                                                   --------    --------     --------   --------
Cash and cash equivalents at end of period         $    349    $    301     $    349   $    301
                                                   ========    ========     ========   ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of June 30, 2001, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The Toledo Edison Company and subsidiary as of December 31, 2000 (not presented herein), and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  August 8, 2001.

                     THE TOLEDO EDISON COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Corporate Separation
--------------------

          Beginning in 2001, Ohio electric customers can select their generation suppliers as a result of legislation which restructured the electric utility industry. That legislation also required unbundling the price for electricity into its component elements -- including generation, transmission, distribution and transition charges. Also, Ohio utilities that offer both competitive and regulated retail electric services were required to implement a corporate separation plan approved by the PUCO -- one which provides a clear separation between regulated and competitive operations. In connection with FirstEnergy's transition plan, FirstEnergy separated its businesses into three distinct units -- a competitive services unit, a utility services unit and a corporate support services unit. TE is included in the utility services unit which continues to deliver power to homes and businesses through its existing distribution system and maintains the PLR obligation under its rate plan.

          As a result of the transition plan, the EUOC entered into power supply agreements whereby FES purchases all of the EUOC nuclear generation, as well as generation from leased fossil generating facilities. FGCO, a wholly owned subsidiary of FES, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FES to enable them to meet their PLR responsibilities in their respective service areas. TE continues to provide power directly to wholesale customers under previously negotiated contracts as well as to alternative energy suppliers as part of TE's market support generation of 160 megawatts (151 megawatts committed as of June 30, 2001).

          The effect on TE's reported results of operations during the second quarter and first half of 2001 from FirstEnergy's corporate separation plan and TE's sale of transmission assets to ATSI in September 2000, are summarized in the following tables:


                                       Three Months Ended June 30, 2001
                                       --------------------------------
Income Statement Effects                Corporate
------------------------
  Increase (Decrease)                   Separation     ATSI       Total
                                        ----------     ----       -----
                                                  (in millions)

Operating Revenues:
  Power supply agreement with FES         $41.6       $  --       $41.6
  Generating units rent                     3.4          --         3.4
  Ground lease with ATSI                     --         0.4         0.4
                                          -----       -----       -----

  Total Operating Revenues Effect         $45.0       $ 0.4       $45.4
                                          =====       =====       =====
Operating Expenses and Taxes:
  Fossil fuel costs                       $(9.0)(a)   $  --       $(9.0)
  Purchased power costs                    82.8 (b)      --        82.8
  Other operating costs                    (6.2)(a)     5.9 (d)    (0.3)
  Provision for depreciation and
    amortization                             --        (0.9)(e)    (0.9)
  General taxes                            (0.5)(c)    (0.9)(e)    (1.4)
                                          -----       -----       -----

  Total Operating Expenses Effect         $67.1       $ 4.1       $71.2
                                          =====       =====       =====

Other Income                              $  --       $ 0.7 (f)   $ 0.7
                                          =====       =====       =====


                                        Six Months Ended June 30, 2001
                                       --------------------------------
Income Statement Effects                Corporate
------------------------
  Increase (Decrease)                   Separation     ATSI       Total
                                        ----------     ----       -----
                                                  (in millions)

Operating Revenues:
  Power supply agreement with FES         $ 84.6      $  --      $ 84.6
  Generating units rent                      7.0         --         7.0
  Ground lease with ATSI                      --        0.9         0.9
                                          ------      -----      ------

  Total Operating Revenues Effect         $ 91.6      $ 0.9      $ 92.5
                                          ======      =====      ======

Operating Expenses and Taxes:
  Fossil fuel costs                       $(19.5)(a)  $  --      $(19.5)
  Purchased power costs                    166.7 (b)     --       166.7
  Other operating costs                     (9.2)(a)   11.7(d)      2.5
  Provision for depreciation and
    amortization                              --       (1.8)(e)    (1.8)
  General taxes                             (1.0)(c)   (1.7)(e)    (2.7)
                                          ------      -----      ------

  Total Operating Expenses Effect         $137.0      $ 8.2      $145.2
                                          ======      =====      ======

Other Income                              $   --      $ 1.5 (f)  $  1.5
                                          ======      =====      ======


(a)  Transfer of fossil operations to FGCO.
(b)  Purchased power from power supply agreement (PSA).
(c)  Payroll taxes related to employees transferred to FGCO.
(d)  Transmission services received from ATSI.
(e)  Depreciation and property taxes on transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.


Results of Operations
---------------------

          Excluding the effects shown in the tables above, operating revenues decreased by $17.8 million or 7.5% in the second quarter and $10.6 million or 2.3% in the first half of 2001, compared to the same periods of 2000. TE's electric sales to retail customers decreased by $11.1 million in the second quarter and were nearly flat in the first six months of 2001, compared to the same periods of 2000, primarily due to lower kilowatt-hour sales of electric generation reflecting in part the effects of customer choice in Ohio. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for residential customers also contributed to the lower electric sales revenues. This decreased electric sales revenues by approximately $1.9 million in the second quarter and $3.3 million in the first half of 2001 and is expected to lower revenues for all of 2001 by more than $8 million. Revenues from kilowatt-hour sales to wholesale customers (excluding the PSA sales to FES) declined $4.9 million in the second quarter and $10.3 million in the first half of 2001 from the same periods last year.

          A 0.3% decrease in kilowatt-hour deliveries in the second quarter of 2001 from the corresponding period last year resulted from reduced business (commercial and industrial) deliveries, reflecting a softening of the service area economy partially offset by a slight increase in residential deliveries. A 3.3% increase in total kilowatt-hour deliveries in the first half of 2001 from the same period last year resulted from an increase in sales to both residential and business customers.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $27.8 million in the second quarter and $97.7 million in the first six months of 2001, compared to the same periods of 2000, due to the implementation of the effects as shown in the preceding tables. Excluding these effects on operating expenses, fuel expense declined $0.5 million in the second quarter and $3.5 million in the first half of 2001 from the same periods last year. The lower fuel expense resulted from reduced generation at the Mansfield Plant during the first six months of 2001, compared to the same period of 2000, due to planned maintenance activities. Purchased power costs decreased by $24.2 million in the second quarter and $26.7 million in the first six months of 2001, compared to the corresponding periods of last year, reflecting all of TE's power requirements now being provided under the PSA. The timing of nuclear refueling outages and ownership percentages resulted in nuclear operating costs decreasing $15.6 million in the second quarter of 2001, compared to the corresponding period last year. Nuclear operating costs decreased $6.2 million in the first six months of 2001, as compared to the same period last year, with the Perry Plant's (19.91% owned) outage occurring in the first quarter of 2001 and the Davis Besse Plant's (48.62% owned) outage occurring in the second quarter of 2000. Other operating costs decreased $3.2 million in the second quarter and $4.6 million in the first half of 2001, compared to the same periods of 2000. The decreases resulted principally from a reduction in low-income payment plan customer costs and lower distribution expenses from storm-related damage.

          Excluding the effects shown in the preceding tables, charges for depreciation and amortization increased $3.8 million in the second quarter and $11.3 million in the first half of 2001 from the same periods last year due to incremental transition cost amortization under TE's transition plan partially offset by deferrals for shopping incentives (see Note 3).

          General taxes were $7.7 million lower in the second quarter and $15.1 million lower in the first half of 2001, compared to the same periods of 2000, primarily due to reduced property taxes and other state tax changes associated with the Ohio electric industry restructuring.

Net Interest Charges

          Net interest charges continued to trend lower, decreasing
$2.7 million in the second quarter and $3.8 million in the first half of 2001, compared to the same periods in 2000, primarily due to debt redemption and refinancing activities undertaken after the end of the second quarter of 2000. During the first half of 2001, debt redemptions totaled $21 million and will result in annualized savings of $2.0 million.

Capital Resources and Liquidity
-------------------------------

          TE has continuing cash needs for planned capital expenditures and maturing debt. During the last two quarters of 2001, capital requirements for property additions and capital leases are expected to be about $37 million, including $7 million for nuclear fuel. TE also has maturing long-term debt of $8.4 million during the remainder of 2001. These requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of June 30, 2001, TE had approximately $7.9 million of cash and temporary investments and $7.5 million of short-term indebtedness to associated companies. Under its first mortgage indenture, as of June 30, 2001, TE had the capability to issue up to $578 million of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage test contained in the TE charter, $521 million of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the second quarter of 2001.

                                    PENNSYLVANIA POWER COMPANY

                                      STATEMENTS OF INCOME
                                          (Unaudited)

                                                       Three Months Ended       Six Months Ended
                                                            June 30,               June 30,
                                                         2001      2000          2001       2000
                                                       ------------------      ------------------
                                                                     (In thousands)
OPERATING REVENUES                                     $124,701   $93,565      $253,098   $177,516
                                                       --------   -------      --------   --------

OPERATING EXPENSES AND TAXES:
  Fuel                                                    5,887    15,151        12,528     25,373
  Purchased power                                        33,791     2,494        79,559      5,662
  Nuclear operating costs                                19,252    21,453        39,517     66,960
  Other operating costs                                  11,897    16,044        22,193     29,579
                                                       --------   -------      --------   --------
      Total operation and maintenance expenses           70,827    55,142       153,797    127,574
  Provision for depreciation and amortization            14,267    11,898        28,530     27,629
  General taxes                                           1,261     6,277         5,741     13,335
  Income taxes                                           15,482     7,628        26,157      2,725
                                                       --------   -------      --------   --------
      Total operating expenses and taxes                101,837    80,945       214,225    171,263
                                                       --------   -------      --------   --------

OPERATING INCOME                                         22,864    12,620        38,873      6,253


OTHER INCOME                                                747       431         1,622        844
                                                        -------   -------      --------   --------

INCOME BEFORE NET INTEREST CHARGES                       23,611    13,051        40,495      7,097
                                                        -------   -------      --------   --------

NET INTEREST CHARGES:
  Interest expense                                        4,674     5,120         9,402     10,527
  Allowance for borrowed funds used during
    construction                                           (108)      303          (340)      (672)
                                                        -------   -------      --------   --------
      Net interest charges                                4,566     5,423         9,062      9,855
                                                        -------   -------      --------   --------

NET INCOME (LOSS)                                        19,045     7,628        31,433     (2,758)


PREFERRED STOCK DIVIDEND REQUIREMENTS                       926       926         1,852      1,852
                                                        -------   -------      --------   --------

EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCK            $18,119   $ 6,702      $ 29,581   $ (4,610)
                                                        =======   =======      ========   ========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                                    PENNSYLVANIA POWER COMPANY

                                         BALANCE SHEETS
                                          (Unaudited)

                                                                    June 30,       December 31,
                                                                     2001             2000
                                                                    --------       ------------
                                                                         (In thousands)
                  ASSETS
                  ------
UTILITY PLANT:
  In service                                                       $651,652          $636,418
  Less--Accumulated provision for depreciation                      290,251           275,699
                                                                   --------          --------
                                                                    361,401           360,719
                                                                   --------          --------
  Construction work in progress-
    Electric plant                                                   12,155            20,800
    Nuclear fuel                                                         16             2,810
                                                                   --------          --------
                                                                     12,171            23,610
                                                                   --------          --------
                                                                    373,572           384,329
                                                                   --------          --------

OTHER PROPERTY AND INVESTMENTS:
  Nuclear plant decommissioning trusts                              120,298           117,453
  Long-term notes receivable from associated companies               39,465            33,581
  Other                                                              21,118            21,279
                                                                   --------          --------
                                                                    180,881           172,313
                                                                   --------          --------

CURRENT ASSETS:
  Cash and cash equivalents                                          34,145             3,475
  Receivables-
    Customers (less accumulated provisions of $684,000
      and $628,000, respectively, for uncollectible accounts)        44,403            40,980
    Associated companies                                             38,333            40,685
    Other                                                             6,463             8,848
  Notes receivable from associated companies                         52,411            41,264
  Materials and supplies, at average cost                            23,287            29,595
  Prepayments                                                         5,653             2,044
                                                                   --------          --------
                                                                    204,695           166,891
                                                                   --------          --------

DEFERRED CHARGES:
  Regulatory assets                                                 233,369           260,221
  Other                                                               4,549             5,155
                                                                   --------          --------
                                                                    237,918           265,376
                                                                   --------          --------
                                                                   $997,066          $988,909
                                                                   ========          ========


                                  PENNSYLVANIA POWER COMPANY

                                         BALANCE SHEETS
                                          (Unaudited)

                                                                     June 30,     December 31,
                                                                       2001           2000
                                                                     --------     ------------
                                                                           (In thousands)

              CAPITALIZATION AND LIABILITIES
              ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000 shares -
      6,290,000 shares outstanding                                   $188,700        $188,700
    Other paid-in capital                                                (310)           (310)
    Retained earnings                                                  48,742          25,461
                                                                     --------        --------
        Total common stockholder's equity                             237,132         213,851
  Preferred stock-
    Not subject to mandatory redemption                                39,105          39,105
    Subject to mandatory redemption                                    15,000          15,000
  Long-term debt-
    Associated companies                                               13,225          18,135
    Other                                                             252,176         252,233
                                                                     --------        --------
                                                                      556,638         538,324
                                                                     --------        --------

CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                               12,580          16,620
    Other                                                              33,436           1,036
  Accounts payable-
    Associated companies                                               35,841          42,293
    Other                                                               1,610          21,165
  Accrued taxes                                                        22,619          19,250
  Other                                                                14,884          22,200
                                                                     --------        --------
                                                                      120,970         122,564
                                                                     --------        --------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                   148,128         160,632
  Accumulated deferred investment tax credits                           4,257           4,407
  Nuclear plant decommissioning costs                                 120,759         117,915
  Other                                                                46,314          45,067
                                                                     --------        --------
                                                                      319,458         328,021
                                                                     --------        --------

COMMITMENTS AND CONTINGENCIES (Note 2)                               --------        --------
                                                                     $997,066        $988,909
                                                                     ========        ========



The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.


                                   PENNSYLVANIA POWER COMPANY

                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                      --------------------     ------------------

                                                        2001       2000          2001        2000
                                                      -------     --------     --------    -------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $ 19,045     $ 7,628      $ 31,433    $ (2,758)
Adjustments to reconcile net income (loss)
  to net cash from operating activities-
    Provision for depreciation and amortization        14,267      11,898        28,530      27,629
    Nuclear fuel and lease amortization                 4,359       4,697         9,241       7,867
    Deferred income taxes, net                         (3,555)     (2,087)       (6,036)     (5,709)
    Investment tax credits, net                          (699)       (781)       (1,410)     (1,572)
    Receivables                                        (7,751)      6,226         1,314       5,700
    Materials and supplies                             (1,656)      1,941         6,308       5,709
    Accounts payable                                    7,347      (4,313)      (26,007)     13,780
    Other                                               3,623      14,801        (5,247)     (4,555)
                                                     --------     -------      --------    --------
        Net cash provided from operating
          activities                                   34,980      40,010        38,126      46,091
                                                     --------     -------      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                     32,603          --        32,603          --
  Redemptions and Repayments-
    Long-term debt                                      4,804       5,408         9,722      13,773
  Dividend Payments-
    Common stock                                           --          --         6,300          --
    Preferred stock                                       926         926         1,852       1,852
                                                     --------     -------      --------    --------
        Net cash used for (provided from)
          financing activities                        (26,873)      6,334       (14,729)     15,625
                                                     --------     -------      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                    8,552       4,750        13,910      17,941
  Loans to associated companies                        30,828      26,028        30,828      26,028
  Loan payment from parent                                 --          --       (13,640)    (12,866)
  Sale of assets to associated companies               (6,053)         --        (6,053)         --
  Other                                                (3,175)      1,380        (2,860)      3,191
                                                     --------     -------      --------    --------
        Net cash used for investing activities         30,152      32,158        22,185      34,294
                                                     --------     -------      --------    --------

Net increase (decrease) in cash and cash
  equivalents                                          31,701       1,518        30,670      (3,828)
Cash and cash equivalents at beginning of period        2,444         324         3,475       5,670
                                                     --------     -------      --------    --------
Cash and cash equivalents at end of period           $ 34,145     $ 1,842      $ 34,145    $  1,842
                                                     ========     =======      ========    ========



The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Pennsylvania Power Company:

We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and wholly owned subsidiary of Ohio Edison Company) as of June 30, 2001, and the related statements of income and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Pennsylvania Power Company as of December 31, 2000 (not presented herein), and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  August 8, 2001.




                     PENNSYLVANIA POWER COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Corporate Separation
--------------------

          In connection with FirstEnergy's Ohio transition plan, FirstEnergy separated its businesses into three distinct units -- a competitive services unit, a utility services unit and a corporate support services unit. Penn is included in the utility services unit which continues to deliver power to homes and businesses through its existing distribution system and maintains the PLR obligation under its rate plan.

          The EUOC have entered into power supply agreements whereby FES purchases all of the EUOC nuclear generation, as well as generation from leased fossil generating facilities. FGCO, a wholly owned subsidiary of FES, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FES to enable them to meet their PLR responsibilities in their respective service areas.

          The effect on Penn's reported results of operations during the second quarter and first half of 2001 from FirstEnergy's corporate separation plan and Penn's sale of transmission assets to ATSI in September 2000, are summarized in the following tables:

                                       Three Months Ended June 30, 2001
                                       --------------------------------
Income Statement Effects                Corporate
------------------------
  Increase (Decrease)                   Separation     ATSI       Total
                                        ----------     ----       -----
                                                  (in millions)

Operating Revenues:
  Power supply agreement with FES          $38.2      $  --       $38.2
  Generating units rent                      5.0         --         5.0
  Ground lease with ATSI                      --        0.3         0.3
                                           -----      -----       -----

  Total Operating Revenues Effect          $43.2      $ 0.3       $43.5
                                           =====      =====       =====

Operating Expenses and Taxes:
  Fossil fuel costs                        $(8.8)(a)  $  --       $(8.8)
  Purchased power costs                     35.7 (b)     --        35.7
  Other operating costs                     (6.0)(a)    3.3 (d)    (2.7)
  Provision for depreciation and
    amortization                              --       (0.7)(e)    (0.7)
  General taxes                             (0.6)(c)     --        (0.6)
                                           -----      -----       -----

  Total Operating Expenses Effect          $20.3      $ 2.6       $22.9
                                           =====      =====       =====

Other Income                               $  --      $ 0.6 (f)   $ 0.6
                                           =====      =====       =====


                                        Six Months Ended June 30, 2001
                                       --------------------------------
Income Statement Effects                Corporate
------------------------
  Increase (Decrease)                   Separation     ATSI       Total
                                        ----------     ----       -----
                                                  (in millions)

Operating Revenues:
  Power supply agreement with FES        $ 79.8      $  --       $ 79.8
  Generating units rent                    10.1         --         10.1
  Ground lease with ATSI                     --        0.7          0.7
                                         ------      -----       ------

  Total Operating Revenues Effect        $ 89.9      $ 0.7       $ 90.6
                                         ======      =====       ======

Operating Expenses and Taxes:
  Fossil fuel costs                      $(15.0)(a)  $  --       $(15.0)
  Purchased power costs                    81.6 (b)     --         81.6
  Other operating costs                   (12.2)(a)    6.5 (d)     (5.7)
  Provision for depreciation and
    amortization                             --       (1.5)(e)     (1.5)
  General taxes                            (1.2)(c)   (0.1)(e)     (1.3)
                                         ------      -----       ------

  Total Operating Expenses Effect        $ 53.2      $ 4.9       $ 58.1
                                         ======      =====       ======

Other Income                             $   --      $ 1.3(f)    $  1.3
                                         ======      =====       ======


(a)  Transfer of fossil operations to FGCO.
(b)  Purchased power from power supply agreement (PSA).
(c)  Payroll taxes related to employees transferred to FGCO.
(d)  Transmission services received from ATSI.
(e)  Depreciation and property taxes on transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.


Results of Operations
---------------------

          Excluding the effects shown in the tables above, operating revenues decreased by $12.4 million or 13.2% in the second quarter and $15.0 million or 8.5% in the first half of 2001, compared to the same periods of 2000. Revenues from kilowatt-hour sales to wholesale customers (excluding the PSA sales to FES) declined $13.7 million in the second quarter and $20.9 million in the first half of 2001 from the same periods last year. Penn's electric sales to retail customers increased by $1.5 million in the second quarter and $5.1 million in the first half of 2001, compared to the same periods of 2000 due to the return of customers previously served by alternative generation suppliers, which resulted in increased electric generation revenues.

          Despite the increase in generation kilowatt-hour sales, kilowatt-hours delivered through Penn's distribution system were 2.7% lower in the second quarter of 2001, compared to the same period of 2000, as a result of reduced deliveries to all customer groups -- residential, commercial and industrial. Weather was cooler in the second quarter of 2001 than the same period last year, reducing residential air-conditioning loads. Deliveries to business (commercial and industrial) customers were lower in the second quarter of 2001, compared to the same period last year, reflecting a softening of the service area economy. A 2.6% increase in total kilowatt-hour deliveries in the first half of 2001 from the same period last year resulted from an increase in sales to both residential and business customers.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $20.9 million in the second quarter and $43.0 million in the first six months of 2001, compared to the same periods of 2000, due to the implementation of the effects as shown in the preceding tables. Excluding these effects on operating expenses, fuel expense was unchanged in the second quarter and increased $2.2 million in the first half of 2001 from the same periods last year due to additional nuclear generation in the first quarter of 2001. Purchased power costs decreased by $4.4 million in the second quarter and $7.7 million in the first six months of 2001, compared to the corresponding periods of last year, reflecting all of Penn's power requirements now being provided under the PSA.

          Nuclear operating costs decreased by $2.2 million in the second quarter of 2001 compared to the same quarter last year. No refueling outages occurred in either period although the Perry Plant experienced several unplanned outages in the second quarter of 2001. For the first half of 2001, nuclear operating costs decreased by $27.4 million from the first half of 2000. The reduced costs resulted from Penn's smaller ownership share (5.24%) of a scheduled Perry Plant refueling outage in the first quarter of 2001 versus its 65% ownership share in the Beaver Valley Unit 1 refueling outage in the same period last year. Other operating expenses decreased by $1.4 million in the second quarter and $1.7 million in the first half of 2001 from the corresponding periods in 2000. The decreases resulted principally from lower distribution expenses from storm-related damage.

          Excluding the effects shown in the preceding tables, charges for depreciation and amortization increased $3.1 million in the second quarter and $2.4 million in the first half of 2001 from the same periods last year. The increase primarily resulted from the absence this year of an adjustment made to decommissioning costs in the second quarter of 2000.

          General taxes were $5.0 million lower in the second quarter and $7.6 million lower in the first half of 2001, compared to the same periods of 2000, primarily due to reduced property taxes associated with the Ohio electric industry restructuring and a one-time benefit of $3 million in the second quarter of 2001 as a result of successfully resolving certain pending tax issues.

Net Interest Charges

          Net interest charges continued to trend lower, decreasing $857,000 in the second quarter and $793,000 in the first half of 2001, compared to the same periods in 2000, primarily due to debt redemption and refinancing activities undertaken after the end of the second quarter of 2000. During the first half of 2001, debt refinancing totaled
$32.9 million and will result in annualized savings of $777,000.

Capital Resources and Liquidity
-------------------------------

          Penn has continuing cash requirements for planned capital expenditures and maturing debt. During the last two quarters of 2001, capital requirements for property additions and capital leases are expected to be about $37 million, including $20 million for nuclear fuel. Penn also has maturing long-term debt of $487,000 during the remainder of 2001. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of June 30, 2001, Penn had about $86.6 million of cash and temporary investments and no short-term indebtedness. Also, Penn had $2.0 million available from an unused bank facility as of June 30, 2001, which may be borrowed for up to several days at the bank's discretion. Under its first mortgage indenture, as of June 30, 2001, Penn had the capability to issue up to $187 million of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage test contained in Penn's charter, $294 million of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the second quarter of 2001.

          On June 27, 2001, Penn completed the issuance of pollution control revenue refunding bonds totaling $32.9 million. The proceeds will be used to complete optional refinancing in September of 2001.

Pending Business Combination
----------------------------

          On June 14, 2001, the PPUC approved a settlement agreement, which is predicated upon the consummation of the FirstEnergy and GPU merger, that includes a provision extending Penn's current distribution rates to December 31, 2007. In July 2001, several parties appealed the PPUC's decision to the Pennsylvania Commonwealth Court.



PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The annual meeting of FirstEnergy shareholders was held on May 15, 2001.

         (b) At this meeting, the following persons were elected to FirstEnergy's Board of Directors:


                                    Number of Votes
                              --------------------------
                                  For          Withheld
                              -----------      ---------

  Robert B. Heisler, Jr.      194,165,180      5,303,288
  Robert L. Loughhead         193,760,753      5,707,715
  Robert C. Savage            194,133,442      5,335,026


         (c) At this meeting, the appointment of Arthur Andersen LLP, independent public accountants, as auditors for the year 2001 was ratified (ratification required a majority of votes cast):

                               Number of Votes
                  --------------------------------------
                      For         Against    Abstentions
                  -----------    ---------   -----------

                  192,802,744    4,261,589    2,404,135


         (d) At this meeting, amendments to the Executive and Director Incentive Compensation Plan were approved (passage required a majority of votes cast).

                              Number of Votes
                  ---------------------------------------
                      For         Against     Abstentions
                  -----------    ----------   -----------

                  175,833,127    18,848,530    4,786,811



         (e) At this meeting, a shareholder proposal designed to result in the election of the entire Board of Directors each year was rejected (passage required 80% of the 223,981,580 common shares outstanding):

                               Number of Votes
             ----------------------------------------------------
                                                         Broker
                For         Against      Abstentions   Non-Votes
             ----------    ----------    -----------   ----------

             89,338,665    79,482,529    10,940,118    19,707,156


         (f) At this meeting, a shareholder proposal to reinstate simple-majority vote on all issues that are submitted to shareholder vote was rejected (passage required 80% of the 223,981,580 common shares outstanding):

                               Number of Votes
             ----------------------------------------------------
                                                         Broker
                For         Against      Abstentions   Non-Votes
             ----------    ----------    -----------   ----------

             96,982,388    75,484,976     7,293,948    19,707,156


         (g) At this meeting, a shareholder proposal to establish a performance-based senior executive compensation system that focuses the five most highly paid members of management on advancing the long-term success of the Company and to specify certain disclosures related to such a system in the annual report to shareholders was rejected (passage required a majority of the votes cast):

                               Number of Votes
             ----------------------------------------------------
                                                         Broker
                For          Against      Abstentions   Non-Votes
             ----------    -----------    -----------   ----------

             31,698,702    138,164,771     9,897,839    19,707,156


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

         (a)  Exhibits

         Exhibit
         Number
         -------

         FirstEnergy, OE, CEI and Penn
         -----------------------------

           15  Letter from independent public accountants.

         TE
         --
             None

         Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, neither FirstEnergy, OE, CEI, TE nor Penn has filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of their respective total assets of FirstEnergy and its subsidiaries on a consolidated basis, or respectively, OE, CEI, TE or Penn, but hereby agrees to furnish to the Commission on request any such documents.

         (b)  Reports on Form 8-K

         FirstEnergy, OE, CEI, TE and Penn
         ---------------------------------

             None











                                 SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 10, 2001






                                  FIRSTENERGY CORP.
                                  -----------------
                                     Registrant

                                 OHIO EDISON COMPANY
                                 -------------------
                                     Registrant

                               THE CLEVELAND ELECTRIC
                               ----------------------
                                ILLUMINATING COMPANY
                                --------------------
                                     Registrant

                             THE TOLEDO EDISON COMPANY
                             -------------------------
                                     Registrant

                            PENNSYLVANIA POWER COMPANY
                            --------------------------
                                     Registrant



                              /s/  Harvey L. Wagner
                          ----------------------------------
                                   Harvey L. Wagner
                                      Controller
                             Principal Accounting Officer