Form 10-Q
period 2001-09-30
PENNSYLVANIA POWER CO; TOLEDO EDISON CO; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; FIRSTENERGY CORP
filed 2001-11-13
CIK 77278, 352049, 20947, 73960, 1031296

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Yes  X    No
    ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         OUTSTANDING
          CLASS                                     AS OF NOVEMBER 6, 2001
          -----                                     ----------------------
FirstEnergy Corp., $.10 par value                          223,981,580
Ohio Edison Company, no par value                                  100
The Cleveland Electric Illuminating Company,
   no par value                                             79,590,689
The Toledo Edison Company, $5 par value                     39,133,887
Pennsylvania Power Company, $30 par value                    6,290,000

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

          This Form 10-Q reports FirstEnergy Corp.'s and its subsidiaries' financial statements and results of operations as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000. These periods are prior to the November 7, 2001 effective date of the merger with GPU Inc. and, except for certain information, does not include financial data for the former electric utility subsidiaries of GPU, Inc. Those companies - Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company - are each separately filing a Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

                            TABLE OF CONTENTS



                                                                    Pages

Part I.      Financial Information

             Notes to Financial Statements                           1-8

        FirstEnergy Corp.

             Consolidated Statements of Income                        9
             Consolidated Balance Sheets                             10-11
             Consolidated Statements of Cash Flows                   12
             Report of Independent Public Accountants                13
             Management's Discussion and Analysis of Results
               of Operations and Financial Condition                14-18

        Ohio Edison Company

             Consolidated Statements of Income                       19
             Consolidated Balance Sheets                            20-21
             Consolidated Statements of Cash Flows                   22
             Report of Independent Public Accountants                23
             Management's Discussion and Analysis of Results
               of Operations and Financial Condition                24-26

        The Cleveland Electric Illuminating Company

             Consolidated Statements of Income                       27
             Consolidated Balance Sheets                            28-29
             Consolidated Statements of Cash Flows                   30
             Report of Independent Public Accountants                31
             Management's Discussion and Analysis of Results
               of Operations and Financial Condition                32-34

        The Toledo Edison Company

             Consolidated Statements of Income                       35
             Consolidated Balance Sheets                            36-37
             Consolidated Statements of Cash Flows                   38
             Report of Independent Public Accountants                39
             Management's Discussion and Analysis of Results
               of Operations and Financial Condition                40-42

        Pennsylvania Power Company

             Statements of Income                                    43
             Balance Sheets                                         44-45
             Statements of Cash Flows                                46
             Report of Independent Public Accountants                47
             Management's Discussion and Analysis of Results
               of Operations and Financial Condition                48-50


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

                      NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1 -  FINANCIAL STATEMENTS:

          The principal business of FirstEnergy Corp. (FirstEnergy) is the holding, directly or indirectly, of all of the outstanding common stock of its five principal electric utility operating subsidiaries (prior to the November 7, 2001 merger with GPU, Inc. (GPU) discussed in Note 3), Ohio Edison Company (OE), The Cleveland Electric Illuminating Company (CEI), The Toledo Edison Company (TE), Pennsylvania Power Company (Penn) and American Transmission Systems, Inc. (ATSI). These utility subsidiaries are referred to throughout as "Companies." Penn is a wholly owned subsidiary of OE. FirstEnergy's other principal subsidiaries include FirstEnergy Solutions Corp. (FES) (formerly FirstEnergy Services Corp.); FirstEnergy Facilities Services Group, LLC (FEFSG); MARBEL Energy Corporation, FirstEnergy Nuclear Operating Company (FENOC) and FirstEnergy Service Company. FES provides energy-related products and services and has two subsidiaries, Penn Power Energy, Inc., which provides electric generation services and other energy services to Pennsylvania customers and FirstEnergy Generation Corp. (FGCO), which operates the Companies' nonnuclear generating facilities. FENOC operates the Companies' nuclear generating facilities.

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

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

          CAPITAL EXPENDITURES-

          FirstEnergy's forecast (before factoring in the merger with GPU) reflects expenditures of approximately $2.55 billion (OE-$360 million, CEI-$455 million, TE-$218 million, Penn-$153 million, ATSI-$112 million, FES-$830 million and other subsidiaries - $422 million) for property additions and improvements from 2001-2005, of which approximately
$633 million (OE-$69 million, CEI-$81 million, TE-$59 million, Penn-$28 million, ATSI-$18 million, FES-$301 million and other subsidiaries-$77 million) is applicable to 2001. Investments for additional nuclear fuel during the 2001-2005 period are estimated to be approximately $441 million (OE-$119 million, CEI-$140 million, TE-$98 million and Penn-$84 million), of which approximately $61 million (OE-$18 million, CEI-$13 million, TE-$9 million and Penn-$21 million) applies to 2001.

          STOCK REPURCHASE PROGRAM-

          On November 17, 1998, the Board of Directors authorized the repurchase of up to 15 million shares of FirstEnergy's common stock over a three-year period beginning in 1999. Repurchases are made on the open market, at prevailing prices, and are funded primarily through the use of operating cash flows. During the first nine months of 2001, FirstEnergy repurchased and retired 550,000 shares of its common stock at an average price of $27.82 per share.

          ENVIRONMENTAL MATTERS-

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. FirstEnergy estimates additional capital expenditures (before factoring in the merger with GPU, Inc.) for environmental compliance of approximately $201 million, which is included in the construction forecast provided under "Capital Expenditures" for 2001 through 2005.

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

          The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In March 2000, the U.S. Court of Appeals for the D.C. Circuit upheld EPA's NOx Transport Rule except as applied to the State of Wisconsin and portions of Georgia and Missouri. By October 2000, states were to submit revised State Implementation Plans (SIP) to comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a "draft" SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004. A Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA position is that the Section 126 petitions will be adequately addressed by the NOx Transport Program, but a December 17, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at 392 utility plants, including the Companies' Ohio and Pennsylvania plants, by May 2003, in the event the NOx Transport Rule is not implemented by a state. On August 24, 2001, the U.S. Court of Appeals for the D.C. Circuit delayed the implementation of this Section 126 NOx control program until the EPA resolves issues involving electric generating units. Additional
Section 126 petitions were filed by New Jersey, Maryland, Delaware and the District of Columbia in mid-1999 and are still under evaluation by the EPA. The Companies continue to evaluate their compliance plans and other compliance options.

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

          CEI and TE have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued liabilities of $2.9 million and $0.2 million, respectively, as of September 30, 2001, based on estimates of the total costs of cleanup, the proportionate responsibility of other PRPs for such costs and the financial ability of other PRPs to pay. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

3 -  MERGER WITH GPU:

          MERGER -

          On November 7, 2001, FirstEnergy merged with GPU, a Pennsylvania corporation, with FirstEnergy being the surviving company. The application of FirstEnergy to the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 to acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock was approved on October 29, 2001. This was the last regulatory approval needed for the merger. Approximately $7 billion of debt and preferred securities of GPU's former subsidiaries is still outstanding. The transaction is being accounted for by the purchase method. The combined company's principal electric utility operating companies include OE, CEI, TE, Penn and ATSI, as well as the former GPU electric utility operating companies - Jersey Central Power & Light Company, (JCP&L) Metropolitan Edison Company (MetEd) and Pennsylvania Electric Company (Penelec), which serve customers in New Jersey and Pennsylvania.

          Under the terms of the Merger Agreement, GPU shareholders could elect to receive, for each share of GPU common stock that they own, either $36.50 in cash or shares of FirstEnergy common stock. The number of FirstEnergy shares that a GPU shareholder will receive in exchange for a GPU share depends upon the average closing price of FirstEnergy common stock over a pre-determined 20-day trading period, but is limited to 1.2318 shares if that average price is $29.6313 or higher. With the November 7, 2001 merger effective date, the 20-day trading period ended on October 29, 2001, and resulted in an average closing price of $35.67. Consequently, GPU shareholders electing FirstEnergy shares will receive 1.2318 shares of FirstEnergy common stock for each share of GPU common stock that they own. The elections by GPU shareholders are subject to proration if the total elections received result in more than one-half of the GPU common stock being exchanged for either cash or FirstEnergy shares.

          PENDING DIVESTITURES -

          On October 18, 2001, FirstEnergy and UtiliCorp United announced that UtiliCorp made an offer to FirstEnergy to purchase, with a financial partner, the former wholly-owned subsidiary of GPU, Avon Energy Partners Holdings, the holding company for Midlands Electricity plc, for a total purchase price of $2.1 billion, including the assumption of approximately $1.7 billion of debt. FirstEnergy accepted the offer upon completion of its merger with GPU. Completion of the sale is subject to the receipt by all parties of the applicable regulatory approvals.

          In addition, GPU had acquired GasNet Pty Ltd. from the State of Victoria in Australia in June 1999 as part of the natural gas industry privatization process in that state. As a result of the decision by FirstEnergy and GPU to sell GPU GasNet, GasNet Australia Trust was established to acquire new securities in GPU GasNet and an associated trust. The Trust filed a prospectus dated October 19, 2001 with the Australian Securities and Investments Commission for the public offer of 130,000,000 Units of the Trust at AUS$2.00 per Unit. The Trust will use the expected net proceeds from the offering of approximately AUS$260 million to acquire the new GPU GasNet securities and will assume the associated trust's debt (AUS$566.4 million at June 30, 2001). The net proceeds will then be used by GPU GasNet to cancel and redeem all securities (currently held by subsidiaries previously wholly-owned by GPU and now by FirstEnergy) in GPU GasNet and the associated trust. The prospectus expires on November 28, 2002, and closing is expected to occur in mid-December.

          GPU COMMITMENTS AND CONTINGENCIES-

          The merger of FirstEnergy and GPU has resulted in FirstEnergy's assumption of existing commitments and contingencies of GPU and its former subsidiaries as well as certain guarantees by GPU to its former subsidiaries.

          Environmental Matters:

          The former GPU companies have recorded approximately $61 million on their September 30, 2001 balance sheets for environmental remediation, principally for the former GPU electric utility subsidiaries and primarily related to potential manufactured gas plant cleanup costs in New Jersey (see Note 1 of Quarterly Reports on Form 10-Q for the quarter ended September 30, 2001 separately filed by JCP&L, MetEd and Penelec).

          Investments and Guarantees:

          GPU had made significant investments in foreign businesses and facilities through its subsidiaries, GPU Electric and GPU Power.
Although FirstEnergy will attempt to mitigate its future risks for these foreign investments, it will face additional risks inherent in operating in such locations, including foreign currency fluctuations.

          GPU Electric's subsidiary, GPU GasNet, is among the multiple defendants in a lawsuit in Australia seeking damages for losses due to natural gas supply delivery problems as a result of an explosion and fire in June 1999 at the Longford gas plant owned and operated by Esso. These losses occurred before GPU's acquisition of GPU GasNet from the State of Victoria and the claim of liability is based on the alleged transfer of liability as part of the purchase acquisition and certain indemnities provided by GPU GasNet in the Purchase Agreement. GPU GasNet has filed answers denying liability to the owner and operator of the plant, the State of Victoria, Australia and Transmission Pipelines Australia, which could be material. GPU GasNet has notified its insurance carriers of this action. The insurers notified GPU GasNet that they have formed the preliminary view that GPU GasNet is not entitled to coverage under the liability policy. GPU GasNet believes that it is entitled to coverage, and discussions with the insurers are continuing. There can be no assurance as to the outcome of this matter.

          GPU Electric, through its subsidiary, Midlands, has a 40% equity interest in a 586 MW power project in Pakistan (the Uch Power Project), which commenced commercial operations in October 2000. GPU's investment in this project as of September 30, 2001 was approximately $38 million, plus a guaranty letter of credit of $3.6 million, and its share of the projected completion costs represents an additional $4.8 million commitment. Cinergy (the former owner of 50% of Midlands Electricity plc) agreed to fund up to an aggregate of $20 million of the required capital contributions, for a period of one year from July 15, 1999, and "cash losses" which could be incurred on the Uch Power Project, for a period of up to ten years from July 15, 1999. Cinergy has reimbursed GPU Electric $4.9 million through September 30, 2001, leaving a remaining commitment for future cash losses of up to $15.1 million. There can be no assurance as to the outcome of this matter. In addition, Midlands has a 31% equity interest in a 478 megawatt power project in Turkey (the Trakya Power Project). Trakya is presently engaged in a foreign currency conversion issue with TEAS (the state owned electricity purchaser). A provision against the risk of non-recovery has been established on Midlands' books, in the amount of $15 million at September 30, 2001.

          The above commitments and contingencies for Midlands and GPU GasNet would transfer to the purchaser upon completion of the sales discussed in the Pending Divestitures section.

          EI Barranquilla, a wholly owned subsidiary of GPU Power, is an equity investor in Termobarranquilla S.A., Empresa de Servicios Publicos (TEBSA), which owns a Colombian independent power generation project. As of September 30, 2001, GPU Power has an investment of approximately $102.9 million in TEBSA and is committed, under certain circumstances, to make additional standby equity contributions of $21.3 million, which obligation GPU had guaranteed. The total outstanding senior debt of the TEBSA project is $330 million at September 30, 2001. The lenders include the Overseas Private Investment Corporation, US Export Import Bank (Ex-Im Bank) and a commercial bank syndicate. GPU had guaranteed the obligations of the operators of the TEBSA project, up to a maximum of $5.8 million (subject to escalation) under the project's operations and maintenance agreement.

          GPU believed that various events of default have occurred under the loan agreements relating to the TEBSA project. In addition, questions have been raised as to the accuracy and completeness of information provided to various parties to the project in connection with the project's formation. GPU had discussed and FirstEnergy will continue to discuss these issues and related matters with the project lenders, CORELCA, (the government owned Colombian electric utility with an ownership interest in the project) and the Government of Colombia.

          In July 2001, the Controller of Colombia was quoted as saying that he considers many of the power purchase agreements entered into by CORELCA with various projects, including TEBSA, to be overpriced and that he considers it necessary, if circumstances permit, to seek to renegotiate such agreements.

          Moreover, in September 2001, the DIAN (the Colombian national tax authority) presented TEBSA with a statement of charges alleging that certain lease payments made under the Lease Agreements with Los Amigos Leasing Company (an affiliate of GPU Power) violated Colombian foreign exchange regulations and were, therefore, subject to substantial penalties. The DIAN has calculated a statutory penalty amounting to approximately $200 million and has given TEBSA two months to respond to the statement of charges. TEBSA is continuing to review the DIAN's position and has been advised by its Colombian counsel that the DIAN's position is without substantial legal merit. TEBSA intends to submit a formal response to this statement of charges by November 19, 2001. There can be no assurance as to the outcome of these matters.

4 -  REGULATORY MATTERS:

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

          The transition plan itemized, or unbundled, the current price of electricity into its component elements -- including generation, transmission, distribution and transition charges. As required by the PUCO's rules, FirstEnergy's transition plan also included its proposals on corporate separation of its regulated and unregulated operations, operational and technical support changes needed to accommodate customer choice, an education program to inform customers of their options under the law, and how FirstEnergy's transmission system will be operated to ensure access to all users. Customer prices are frozen through a five-year market development period (2001-2005), except for certain limited statutory exceptions including a 5% reduction in the price of generation for residential customers.

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

5 -  NEW ACCOUNTING STANDARDS:

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

          FirstEnergy uses derivatives to hedge the risk of commodity price and interest rate fluctuations. FirstEnergy's primary ongoing hedging activity involves cash flow hedges of electricity, natural gas and coal purchases. The maximum periods over which the variability of electricity, natural gas and coal cash flows are hedged are two, three and four years, respectively. Gains and losses from hedges of commodity price risks are included in net income when the underlying hedged commodities are delivered. FirstEnergy entered into interest rate derivative transactions during the first nine months of 2001 to hedge a portion of the anticipated interest payments on debt related to the GPU acquisition. Gains and losses from hedges of anticipated interest payments on acquisition debt will be included in net income over the periods that hedged interest payments are made - 5, 10 and 30 years. The current net deferred loss of $122.7 million included in Accumulated Other Comprehensive Loss (AOCL) as of September 30, 2001, as compared to the June 30, 2001 balance of $37.7 million in deferred losses, reflected a $100.9 million reduction related to current hedging activity and a $15.9 million increase in other activities during the quarter. Approximately $40.6 million (after tax) of the current deferred net loss on derivative instruments in AOCL is expected to be reclassified to earnings during the next twelve months as hedged transactions occur. However, the fair value of these derivative instruments will fluctuate from period to period based on various market factors and will generally be more than offset by the margin on related sales and revenues. For the quarter and year-to-date periods ended September 30, 2001, there were no effects to net income as a result of the discontinuance of a cash flow hedge, and the ineffective portion of derivative commodity contracts was not material.

          FirstEnergy engages in the trading of commodity derivatives and periodically experiences net open positions. FirstEnergy's risk management policies limit the exposure to market risk from open positions and require daily reporting to management of potential financial exposures.

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

          The FASB approved SFAS 141, "Business Combinations," and
SFAS 142, "Goodwill and Other Intangible Assets," on June 29, 2001. These new standards are effective beginning July 1, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using purchase accounting. The provisions of the new standard relating to the determination of goodwill and other intangible assets have been applied to the GPU acquisition, is being accounted for by the purchase method, and will not materially affect the accounting for this transaction. Under SFAS 142, amortization of existing goodwill by FirstEnergy will cease on January 1, 2002. Instead, goodwill will be tested for impairment at least on an annual basis, and no impairment of goodwill is anticipated as a result of the initial impairment review process. Currently, FirstEnergy amortizes about $57 million ($.25 per share of common stock) of goodwill annually. There will be no goodwill amortization in 2001 associated with the GPU acquisition under the provisions of the new standard.

          In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets.
SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. FirstEnergy is currently assessing the new standard and has not yet determined the impact on its financial statements.

          In September 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for fiscal years beginning after June 15, 2001, with early adoption encouraged. FirstEnergy is currently assessing the new standard and has not yet determined the impact on its financial statements.

6 -  SEGMENT INFORMATION:

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

          2000 financial data are pro forma amounts to represent current year business segment organizations and operations. Financial data for these business segments are as follows:


  Segment Financial Information
  -----------------------------
                               Regulated     Competitive              Reconciling
                                Services      Services      Other     Adjustments     Consolidated
                               ---------     -----------    -----     -----------     ------------
                                                    (In millions)
Three Months Ended:
------------------

    September 30, 2001
    ------------------
External revenues               $ 1,404        $  503       $  2        $    43 (a)      $ 1,952
Internal revenues                   331           510         66           (907)(b)           --
  Total revenues                  1,735         1,013         68           (864)           1,952
Depreciation and amortization       197             7          7             --              211
Net interest charges                131             8          8            (23)(b)          124
Income taxes                        176             9         (4)            --              181
Income before cumulative
  effect of a change in
  accounting                        230            12         (8)            --              234
Net income                          230            12         (8)            --              234
Total assets                     15,460         2,113        505             --           18,078
Property additions                  180           107          4             --              291

    September 30, 2000
    ------------------
External revenues               $ 1,453        $  405       $  9        $    25 (a)      $ 1,892
Internal revenues                   346           590         83         (1,019)(b)           --
  Total revenues                  1,799           995         92           (994)           1,892
Depreciation and amortization       278             3         --             --              281
Net interest charges                123             3          5             --              131
Income taxes                         88            44         (3)            --              129
Net income                          138            64         (4)            --              198
Total assets                     15,034         2,223        711             --           17,968
Property additions                   69            33          3             --              105


Nine Months Ended:
-----------------

    September 30, 2001
    ------------------
External revenues               $ 3,973        $1,635       $  4        $   130 (a)      $ 5,742
Internal revenues                   989         1,569        195         (2,753)(b)           --
  Total revenues                  4,962         3,204        199         (2,623)           5,742
Depreciation and amortization       608            15         22             --              645
Net interest charges                406            17         24            (76)(b)          371
Income taxes                        356            26          3             --              385
Income before cumulative
  effect of a change in
  accounting                        447            36          3             --              486
Net income                          447            28          3             --              478
Total assets                     15,460         2,113        505             --           18,078
Property additions                  269           285         14             --              568

    September 30, 2000
    ------------------
External revenues               $ 4,084        $1,067       $ 10        $    41 (a)      $ 5,202
Internal revenues                 1,005         1,705        213         (2,923)(b)           --
  Total revenues                  5,089         2,772        223         (2,882)           5,202
Depreciation and amortization       697            11         --             --              708
Net interest charges                381             8         12             --              401
Income taxes                        241            85         (4)            --              322
Net income                          357           123         (6)            --              474
Total assets                     15,034         2,223        711             --           17,968
Property additions                  291            87          3             --              381


Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting:
(a)  Principally fuel marketing revenues which are reflected as reductions to expenses for internal management reporting purposes.
(b)  Elimination of intersegment transactions.


                                           FIRSTENERGY CORP.

                                    CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                                                    Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     ------------------------
                                                    2001         2000           2001         2000
                                                 ----------   ----------     ----------   ----------
                                                      (In thousands, except per share amounts)
REVENUES:
  Electric utilities                             $1,437,023   $1,462,707     $4,008,823   $4,092,322
  Unregulated businesses                            514,623      428,938      1,732,710    1,109,357
                                                 ----------   ----------     ----------   ----------
      Total revenues                              1,951,646    1,891,645      5,741,533    5,201,679
                                                 ----------   ----------     ----------   ----------
EXPENSES:
  Fuel and purchased power                          300,526      297,952        925,633      848,945
  Purchased gas                                     121,564      140,826        647,938      330,379
  Other operating expenses                          667,003      575,356      1,956,252    1,700,998
  Provision for depreciation and amortization       210,764      280,884        644,584      707,762
  General taxes                                     112,292      138,054        323,900      417,086
                                                 ----------   ----------     ----------   ----------
      Total expenses                              1,412,149    1,433,072      4,498,307    4,005,170
                                                 ----------   ----------     ----------   ----------

INCOME BEFORE INTEREST AND INCOME TAXES             539,497      458,573      1,243,226    1,196,509
                                                 ----------   ----------     ----------   ----------
NET INTEREST CHARGES:
  Interest expense                                  114,468      123,272        349,029      370,358
  Capitalized interest                               (7,016)      (6,323)       (28,135)     (19,449)
  Subsidiaries' preferred stock dividends            16,674       14,237         50,527       49,650
                                                 ----------   ----------     ----------   ----------
      Net interest charges                          124,126      131,186        371,421      400,559
                                                 ----------   ----------     ----------   ----------

INCOME TAXES                                        181,284      129,200        385,492      322,241
                                                 ----------   ----------     ----------   ----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING                                     234,087      198,187        486,313      473,709
Cumulative effect of accounting change
  (net of income taxes of $5,839,000) (Note 5)           --           --         (8,499)          --
                                                 ----------   ----------     ----------   ----------

NET INCOME                                       $  234,087   $  198,187     $  477,814   $  473,709
                                                 ==========   ==========     ==========   ==========
BASIC EARNINGS PER SHARE:
  Before cumulative effect of accounting
    change                                            $1.07        $ .89          $2.23        $2.12
  Cumulative effect of accounting change                 --           --           (.04)          --
                                                      -----        -----          -----        -----
                                                      $1.07        $ .89          $2.19        $2.12
                                                      =====        =====          =====        =====
  Weighted average number of basic shares
    outstanding                                     218,594      221,846        218,358      223,415
                                                    =======      =======        =======      =======
DILUTED EARNINGS PER SHARE:
  Before cumulative effect of accounting change       $1.06        $ .89          $2.22        $2.12
  Cumulative effect of accounting change                 --           --           (.04)          --
                                                      -----        -----          -----        -----
                                                      $1.06        $ .89          $2.18        $2.12
                                                      =====        =====          =====        =====

  Weighted average number of diluted shares
    outstanding                                     220,165      222,406        219,470      223,740
                                                    =======      =======        =======      =======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK          $.375        $.375         $1.125       $1.125
                                                      =====        =====         ======       ======



The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.



                                             FIRSTENERGY CORP.

                                         CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                       September 30,       December 31,
                                                           2001                2000
                                                       -------------       -------------
                                                                 (In thousands)
                   ASSETS
                   ------

CURRENT ASSETS:
  Cash and cash equivalents                             $   175,594         $    49,258
  Receivables-
    Customers (less accumulated provisions of
      $18,174,000 and $32,251,000, respectively,
      for uncollectible accounts)                           517,800             541,924
    Other (less accumulated provisions of $4,793,000
      and $4,035,000, respectively, for uncollectible
      accounts)                                             446,573             376,525
  Materials and supplies, at average cost-
    Owned                                                   208,218             171,563
    Under consignment                                       135,830             112,155
  Prepayments and other                                     147,225             189,869
                                                        -----------         -----------
                                                          1,631,240           1,441,294
                                                        -----------         -----------

PROPERTY, PLANT AND EQUIPMENT:
  In service                                             12,750,716          12,417,684
  Less--Accumulated provision for depreciation            5,502,728           5,263,483
                                                        -----------         -----------
                                                          7,247,988           7,154,201
  Construction work in progress                             410,691             420,875
                                                        -----------         -----------
                                                          7,658,679           7,575,076
                                                        -----------         -----------

INVESTMENTS:
  Capital trust investments                               1,178,284           1,223,794
  Nuclear plant decommissioning trusts                      640,321             584,288
  Letter of credit collateralization                        277,763             277,763
  Other                                                     693,629             669,057
                                                        -----------         -----------
                                                          2,789,997           2,754,902
                                                        -----------         -----------

DEFERRED CHARGES:
  Regulatory assets                                       3,531,678           3,727,662
  Goodwill                                                2,047,697           2,088,770
  Other                                                     418,418             353,590
                                                        -----------         -----------
                                                          5,997,793           6,170,022
                                                        -----------         -----------
                                                        $18,077,709         $17,941,294
                                                        ===========         ===========



                                               FIRSTENERGY CORP.

                                         CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                       September 30,       December 31,
                                                           2001                2000
                                                       -------------       -------------
                                                                   (In thousands)
       CAPITALIZATION AND LIABILITIES
       ------------------------------

CURRENT LIABILITIES:
  Currently payable long-term debt and
    preferred stock                                     $ 1,039,246         $   536,482
  Short-term borrowings                                     814,478             699,765
  Accounts payable                                          450,964             478,661
  Accrued taxes                                             527,895             409,640
  Other                                                     446,013             469,257
                                                        -----------         -----------
                                                          3,278,596           2,593,805
                                                        -----------         -----------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized
      375,000,000 shares - 223,981,580 and
      224,531,580 shares outstanding, respectively           22,398              22,453
    Other paid-in capital                                 3,524,148           3,531,821
    Accumulated other comprehensive income
      (loss) (Note 5)                                      (122,333)                593
    Retained earnings                                     1,442,247           1,209,991
    Unallocated employee stock ownership plan
      common stock - 5,298,989 and 5,952,032
      shares, respectively                                  (99,508)           (111,732)
                                                        -----------         -----------
        Total common stockholders' equity                 4,766,952           4,653,126
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                     648,395             648,395
    Subject to mandatory redemption                          38,673              41,105
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely
    OE subordinated debentures                              120,000             120,000
  Long-term debt                                          5,074,751           5,742,048
                                                        -----------         -----------
                                                         10,648,771          11,204,674
                                                        -----------         -----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                       1,917,043           2,094,107
  Accumulated deferred investment tax credits               227,912             241,005
  Nuclear plant decommissioning costs                       655,018             598,985
  Other postretirement benefits                             589,701             544,541
  Other                                                     760,668             664,177
                                                        -----------         -----------
                                                          4,150,342           4,142,815
                                                        -----------         -----------

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)      -----------         -----------
                                                        $18,077,709         $17,941,294
                                                        ===========         ===========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.

                                                      11


                                              FIRSTENERGY CORP.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                    Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     -----------------------
                                                    2001         2000           2001         2000
                                                 ----------   ----------     ----------   ----------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $234,087     $198,187       $477,814    $  473,709
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and
        amortization                               210,764      280,884        644,584       707,762
      Nuclear fuel and lease amortization           23,247       31,672         71,448        86,376
      Other amortization, net                       (3,111)      (2,851)       (10,783)       (9,469)
      Deferred income taxes, net                   (29,749)     (47,856)       (65,057)      (81,194)
      Investment tax credits, net                   (4,980)     (10,569)       (14,966)      (23,064)
      Cumulative effect of accounting change            --           --         14,338            --
      Receivables                                  (69,509)     (24,187)       (45,924)      (45,015)
      Materials and supplies                       (16,068)     (10,790)       (60,330)        8,468
      Accounts payable                              79,982      (40,929)       (27,697)      (44,071)
      Other                                        166,060      120,367         (2,108)       34,434
                                                  --------     --------       --------    ----------
        Net cash provided from operating
          activities                               590,723      493,928        981,319     1,107,936
                                                  --------     --------       --------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                   7,128       37,331        262,627       295,749
    Short-term borrowings, net                      56,232      198,682        114,713       245,730
  Redemptions and Repayments-
    Common stock                                        --       44,445         15,308       118,457
    Preferred stock                                  6,000        6,000         16,716        19,714
    Long-term debt                                 198,514      473,730        294,075       923,254
  Common stock dividend payments                    81,942       83,391        245,559       251,909
                                                  --------     --------       --------    ----------
        Net cash used for financing
          activities                               223,096      371,553        194,318       771,855
                                                  --------     --------       --------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                               291,276      105,369        567,774       381,446
  Cash investments                                   1,799           60        (30,802)      (40,976)
  Other                                            104,177       37,293        123,693        40,186
                                                  --------     --------       --------    ----------
        Net cash used for investing activities     397,252      142,722        660,665       380,656
                                                  --------     --------       --------    ----------
Net increase (decrease) in cash and cash
  equivalents                                      (29,625)     (20,347)       126,336       (44,575)
Cash and cash equivalents at beginning of
  period                                           205,219       87,560         49,258       111,788
                                                  --------     --------       --------    ----------
Cash and cash equivalents at end of period        $175,594     $ 67,213       $175,594    $   67,213
                                                  ========     ========       ========    ==========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

                                                      12

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS










To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of September 30, 2001, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio,
  November 12, 2001.

                              FIRSTENERGY CORP.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Net income in the third quarter of 2001 increased by 18% to $234.1 million, compared to $198.2 million in the same period of 2000. Basic earnings per share of common stock were $1.07 ($1.06 diluted) in the third quarter of 2001, compared to $0.89 (basic and diluted) in the third quarter of 2000. During the first nine months of 2001, net income was $486.3 million before the cumulative effect of an accounting change, compared to $473.7 million for the same period of 2000. Basic earnings per share of common stock were $2.23 ($2.22 diluted) in the first nine months of 2001, compared to $2.12 (basic and diluted) in the first nine months of 2000. After the accounting change, net income in the first nine months of 2001 was $477.8 million or basic earnings per share of common stock of $2.19 ($2.18 diluted). The accounting change reflected the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, which resulted in an after-tax charge of $8.5 million ($0.04 per share of common stock).

Revenues

          Total revenues increased by $60.0 million in the third quarter of 2001, and by $539.9 million during the nine-month period ended September 30, 2001, as compared to the same periods in 2000. FirstEnergy's competitive services business segment provided all of the revenue increase from higher wholesale electric sales in the third quarter of 2001, and combined with expanded gas sales, produced substantially all the increased revenues in the nine-month period. The sources of changes in revenues during the third quarter and first nine months of 2001, compared to the corresponding periods of 2000, are summarized in the following table:

Sources of Revenue Changes
--------------------------
    Increase (Decrease)
                                                      Three        Nine
                                                      Months      Months
                                                      ------      ------
                                                        (In millions)

Electric Utilities (Regulated Services):
  Retail electric sales                              $ (7.8)     $(70.7)
  Other revenues                                      (17.9)      (12.8)
                                                     ------      ------

Total Electric Utilities                              (25.7)      (83.5)
                                                     ------      ------
Unregulated Businesses (Competitive Services):
  Retail electric sales                                (5.0)        3.2
  Wholesale electric sales                            121.0       316.3
  Gas sales                                           (29.5)      283.7
  Other businesses                                     (0.8)       20.2
                                                     ------      ------

Total Unregulated Businesses                           85.7       623.4
                                                     ------      ------

    Net Revenue Increase                             $ 60.0      $539.9
                                                     ======      ======


Electric Sales

          Revenues for the electric utilities decreased by $25.7 million in the third quarter and by $83.5 million in the first nine months of 2001, compared to the same periods in 2000, primarily due to lower sales of electric generation as a result of customer choice in Ohio. As a result of opening Ohio to competitive generation suppliers in 2001, sales of electric generation by other suppliers increased to 15.1% and 9.9% of total energy delivered in the third quarter and first nine months of 2001, respectively, compared to 0.3% and 0.7% in the corresponding periods of 2000. Implementation of a 5% reduction in generation charges for residential customers, as part of Ohio's electric utility restructuring implemented in 2001, also contributed to the reduction in electric sales revenues. This lower residential rate reduced electric sales revenues by approximately $17.5 million in the third quarter and by $38.8 million in the first nine months of 2001.

          Kilowatt-hour deliveries to franchise customers increased by 2.4% in the third quarter and 1.2% in the first nine months of 2001, compared to the same periods of 2000, primarily due to warmer than normal weather in the third quarter of 2001 after unusually mild weather in the third quarter of 2000. The warmer weather's effect on air-conditioning load contributed to a 13.3% increase in third quarter kilowatt-hour deliveries to residential customers compared to the same quarter last year, accounting for most of the 6.2% year-to-date increase in residential sales compared to the same period last year. Reduced deliveries to industrial and commercial customers in both the third quarter and first nine months of 2001 compared to the same periods of 2000 reflects a softening in the national economy which has affected our regional economy. Other regulated electric revenues decreased by $17.9 million in the third quarter and by $12.8 million in the first nine months of 2001, compared to the same periods of 2000, due in large part to reduced interest income on investments and a decline in third quarter 2001 transmission revenues resulting from reduced customer reservation of transmission capacity.

          Retail kilowatt-hour sales for the FirstEnergy competitive services business segment increased by 27.1% in the third quarter and 12.3% in the first nine months of 2001, compared to the same periods of 2000. These increases resulted from expanding kilowatt-hour sales within Ohio as a result of retail customers switching to FirstEnergy's unregulated affiliate - FES, a wholly owned subsidiary, under Ohio's electricity choice program. The higher kilowatt-hour sales in Ohio were partially offset by lower sales in markets outside of Ohio as more customers returned to their local distribution companies. Expansion of competitive sales in Ohio as sales to higher-priced eastern markets declined contributed to an overall decline in third quarter competitive sales revenue and to a moderate increase in the first nine months of 2001, compared to the corresponding periods last year, despite the strong increases in competitive kilowatt-hour sales.

          Total electric generation sales increased by 8.1% in the third quarter and 9.6% in the first nine months of 2001 compared to the same periods last year. Sales to the wholesale market were the largest single factor contributing to this increase. Kilowatt-hour sales to wholesale customers more than doubled in the third quarter and first nine months of 2001, compared to the same periods of 2000. Those increases reflect FirstEnergy's enhanced position to take advantage of opportunities in the wholesale market in 2001, as well as nonaffiliated retail energy suppliers having access to 1,120 megawatts of FirstEnergy's generation capacity made available under its transition plan. As of September 30, 2001, over 1,060 megawatts of the 1,120 megawatt supply commitment had been secured by alternative suppliers.

          Changes in electric generation sales and kilowatt-hour deliveries in the third quarter and first nine months of 2001, compared to the same periods of 2000, are summarized in the following table:

Changes in KWH Sales
--------------------
 Increase (Decrease)
                                                      Three        Nine
                                                      Months      Months
                                                      ------      ------

Electric Generation Sales:
  Retail --
    Regulated Services                                (12.8)%     (8.2)%
    Competitive Services                               27.1%      12.3%
  Wholesale                                           156.2%     153.9%
                                                      -----      -----

Total Electric Generation Sales                         8.1%       9.6%
                                                      =====      =====
Distribution Deliveries:
  Residential                                          13.3%       6.2%
  Commercial and Industrial                            (1.9)%     (0.7)%
                                                      -----      -----

Total Retail Distribution Deliveries                    2.4%       1.2%
                                                      =====      =====

Other Sales

          Residential and small business customers in the service area of Dominion East Ohio, a nonaffiliated gas utility, began shopping among alternative gas suppliers last year as part of a customer choice program, with gas deliveries beginning November 1, 2000. FES took advantage of this opportunity to expand its customer base. The number of retail gas customers served by FES increased to approximately 155,000 by the end of the third quarter of 2001 from approximately 28,000 a year earlier. Total gas sales increased by $283.7 million in the first nine months from the same period last year. However, gas sales in the third quarter of 2001 were $29.5 million lower than the third quarter last year due to reduced prices and volumes sold to wholesale customers. The competitive services business segment's energy-related services contributed favorably to revenue growth in the first nine months of 2001 as compared to the same period of 2000. Revenues for FEFSG, a wholly owned subsidiary providing heating, ventilating, air-conditioning and other energy-related services, increased by $33.2 million or 8% in the first nine months of 2001 compared to the same period last year, reflecting growth in both construction and service contracts. However, in the third quarter slower economic growth in the U.S. resulted in delays and cancellation of FEFSG construction projects which reduced revenue growth to 3% compared to the same period last year.

Operating Expenses

          Fuel and purchased power costs increased slightly by $2.6 million in the third quarter of 2001 from the third quarter last year reflecting a $28.3 million increase in fuel expense offset by a $25.7 million decrease in purchased power costs. The higher third quarter fuel expense resulted from an increased mix of more expensive fossil generation resulting from reduced nuclear availability and a corresponding increase in coal and gas fired (peaking) generation. Coal prices were also higher in the third quarter of 2001 than the same period last year. The lower purchased power costs primarily reflected a reduction in the average cost for power. Fuel and purchased power costs increased by $76.7 million in the first nine months of 2001 from the same period last year due to $28.7 million of higher fuel costs and a $48.0 million increase in purchased power costs. The increase in fuel and purchased power costs for the first nine months of 2001 resulted principally from the higher fuel expense in the third quarter and higher purchased power costs in the first quarter of 2001, compared to the same periods last year. Additional requirements for purchased power coupled with higher prices resulted in the increase in purchased power costs in the first quarter of 2001.

          Purchased gas costs decreased by $19.3 million in the third quarter of 2001 from the same period last year primarily reflecting reduced requirements due to the lower sales to wholesale customers described above. In the first nine months of 2001, purchased gas costs almost doubled, increasing by $317.6 million from the corresponding period of 2000 due primarily to the expansion of FES's retail gas business.

          Other operating expenses increased by $91.6 million in the third quarter and by $255.3 million in the first nine months of 2001, compared to the same periods of 2000. The absence in 2001 of gains from the sale of emission allowances in 2000 ($37.9 million for the third quarter and $48.5 million for the nine-month period) and higher fossil operating expenses and employee benefit costs in 2001 contributed $60.0 million to the increase in other operating expenses in the third quarter and $151.2 million to the increase in the first nine months of 2001 from the corresponding periods last year. Nuclear operating expenses were $29.5 million higher in the third quarter of 2001 resulting from the timing of this year's refueling outage, which began earlier in the third quarter of 2001 than last year's refueling outage. Also, in the first nine months of 2001, a $94.3 million increase in operating costs from the competitive services business segment due to expanded operations contributed to the increase from the same period last year.

          An $8.7 million increase in fossil operating expenses in the third quarter and a $42.1 million increase in the first nine months of 2001, from the corresponding periods of 2000, were due principally to planned maintenance work to improve availability of fossil units. The increase was primarily related to work at the Mansfield generating plant in the third quarter of 2001 and at the Bay Shore, Eastlake and Mansfield generating plants in the first nine months of 2001.

          Pension costs increased by $7.4 million in the third quarter and by $44.0 million in the first nine months of 2001 from the corresponding periods last year. The increases were primarily due to lower returns on plan assets (due to significant market-related reductions in the value of plan assets), the completion of the 15-year amortization of OE's transition asset and changes to plan benefits. Health care benefit costs also increased by $6.0 million in the third quarter and by $16.6 million in the first nine months of 2001, compared to the same periods of 2000, principally due to an increase in the health care cost trend rate assumption for computing post-retirement health care benefit liabilities.

          Charges for depreciation and amortization decreased by $70.1 million in the third quarter and by $63.2 million in the first nine months of 2001 from the same periods last year. Approximately $61.2 million of the third quarter decrease and $55.5 million of the nine-month decrease resulted from lower incremental transition cost amortization under FirstEnergy's Ohio transition plan compared to accelerated cost recovery in connection with OE's prior rate plan. Transition cost accelerations (including related income tax amortization) totaled $80.9 million in the third quarter and $234.3 million in the first nine months of 2001, compared to cost accelerations under OE's rate plan and Penn's restructuring plan of $147.9 million in the third quarter and $291.9 million in the first nine months of 2000. The changes in depreciation and amortization for these periods also reflected deferrals for shopping incentives of $18.1 million in the third quarter and of $32.5 million in first nine months of 2001 (see Note 4), partially offset by increases associated with depreciation on recently completed combustion turbines.

           General taxes were $25.8 million lower in the third quarter and $93.2 million lower in the first nine months of 2001, compared to the corresponding periods of 2000, due to reduced property taxes and other state tax changes in connection with the Ohio electric industry restructuring. In addition, as a result of successfully resolving certain pending tax issues, a one-time benefit of $15 million was also recognized in the first nine months of 2001.

Net Interest Charges

          Net interest charges continue to trend lower, decreasing by $7.1 million in the third quarter and by $29.1 million in the first nine months of 2001, compared to the same periods in 2000, primarily due to prior debt and preferred stock redemption and refinancing activities. During the first nine months of 2001, redemption and refinancing activities totaled $77.8 million and $117.4 million, respectively, and will result in annualized savings of $9.6 million.

GPU Business Combination
------------------------

          The merger of FirstEnergy and GPU became effective on November 7, 2001 (see Note 3). The application to the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 was approved on October 29, 2001. Under the application, FirstEnergy is acquiring all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock. Approximately $7 billion of debt and preferred securities of GPU's former subsidiaries is still outstanding. The transaction is being accounted for by the purchase method. The combined company's principal electric utility operating companies include OE, CEI, TE, Penn and ATSI, as well as the former GPU electric utility operating companies - Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company, which serve customers in New Jersey and Pennsylvania.

Capital Resources and Liquidity
-------------------------------

          As part of the recently approved merger with GPU, FirstEnergy is issuing 74 million additional shares of common stock. Financing for the merger has been arranged through a $4 billion bridge loan, with $2.2 billion used to pay the cash portion of the merger and $1.8 billion used primarily to refinance GPU's short-term debt. This bridge loan will be repaid by the proceeds of an underwritten public offering of $4 billion of unsecured notes of FirstEnergy which is expected to close on November 15, 2001.

          FirstEnergy and its subsidiaries have continuing cash needs for planned capital expenditures, maturing debt and preferred stock sinking fund requirements. During the last quarter of 2001, capital requirements for property additions and capital leases are expected to be about $240 million, including $33 million for nuclear fuel. FirstEnergy has additional cash requirements of approximately $109.0 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 2001. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements. In addition, the former GPU companies have cash needs for capital expenditures and maturing debt for the remainder of 2001, after the November 7th merger effective date, of approximately $80 million and $40 million, respectively. These cash requirements are expected to be satisfied from internal cash.

          During the first nine months of 2001, FirstEnergy repurchased 550,000 shares of its common stock at an average price of $27.82 per share. As of September 30, 2001, FirstEnergy had repurchased 13.1 million of the 15 million shares authorized by the Board of Directors under the three-year program which began in March 1999.

          As of September 30, 2001, FirstEnergy and its subsidiaries had about $175.6 million of cash and temporary investments and $814.5 million of short-term indebtedness. Available borrowings included $150.0 million from unused revolving lines of credit. As of September 30, 2001, the operating companies in the regulated services business segment (OE, CEI, TE and Penn) had the capability to issue $2.3 billion of additional first mortgage bonds on the basis of property additions and retired bonds. Based upon applicable earnings coverage tests and their respective charters, OE, Penn and TE could issue $2.2 billion of preferred stock (assuming no additional debt was issued) based on earnings through the third quarter of 2001. CEI has no restrictions on the issuance of preferred stock.

          Following approval of the merger by the New Jersey Board of Public Utilities (NJBPU) on September 26, 2001, Standard & Poor's and Moody's Investors Service (Moody's) adjusted FirstEnergy's credit ratings. Standard & Poor's assigned a BBB corporate credit rating to FirstEnergy and it operating utilities. It also raised the Senior Secured rate of FirstEnergy's operating companies to investment grade levels (from BB+ to BBB). The outlook on all the ratings is stable and reflects the outlook of the consolidated credit profile of FirstEnergy and GPU. Moody's assigned an issuer rating of Baa2 to FirstEnergy after the NJBPU approval. Following approval of the merger by the SEC on October 29, 2001, Moody's also upgraded CEI's and TE's Senior Secured rate from Baa3 to Baa2.

Pending Divestitures
--------------------

          As a result of the GPU business combination, FirstEnergy acquired certain international business operations.

          On October 18, 2001, FirstEnergy and UtiliCorp United announced that UtiliCorp made an offer to FirstEnergy to purchase, with a financial partner, the former wholly-owned subsidiary of GPU, Avon Energy Partners Holdings, the holding company for Midlands Electricity plc, for a total purchase price of $2.1 billion, including the assumption of approximately $1.7 billion of debt. FirstEnergy accepted the offer upon completion of its merger with GPU. Completion of the sale is subject to the receipt by all parties of the applicable regulatory approvals.

          FirstEnergy and GPU also decided to sell another former subsidiary of GPU, GasNet Pty Ltd. (GasNet), a regulated natural gas transmission provider in Victoria, Australia. The GasNet Australia Trust was established to acquire new securities in GasNet and an associated trust. The Trust filed a prospectus for the public offer of 130,000,000 Units of the Trust at AUS$2.00 per Unit. The Trust will use the expected net proceeds from the offering of approximately AUS$260 million to acquire the new GasNet securities and will assume the associated trust's debt. The net proceeds will then be used by GasNet to cancel and redeem all securities held by subsidiaries, previously wholly-owned by GPU and now by FirstEnergy, in GasNet and the associated trust. The prospectus expires on November 28,2002 and closing is expected to occur in mid-December.

New Accounting Standards
------------------------

          In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. FirstEnergy is currently assessing the new standard and has not yet determined the impact on its financial statements.

          In September 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for fiscal years beginning after June 15, 2001, with early adoption encouraged. FirstEnergy is currently assessing the new standard and has not yet determined the impact on its financial statements.

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


                                       OHIO EDISON COMPANY

                               CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     ------------------------
                                                    2001         2000           2001         2000
                                                 ----------   ----------     ----------   ----------
                                                                   (In thousands)
OPERATING REVENUES                                $815,695     $733,906      $2,343,510   $2,045,527
                                                  --------     --------      ----------   ----------

OPERATING EXPENSES AND TAXES:
  Fuel                                              12,484       80,730          40,038      238,343
  Purchased power                                  271,201       22,243         815,413       67,008
  Nuclear operating costs                          117,918       83,535         287,150      268,196
  Other operating costs                             80,611      104,971         241,283      300,710
                                                  --------     --------      ----------   ----------
    Total operation and maintenance expenses       482,214      291,479       1,383,884      874,257
  Provision for depreciation and amortization      104,302      193,711         325,463      444,445
  General taxes                                     43,604       56,700         114,691      174,161
  Income taxes                                      63,087       62,749         170,228      169,732
                                                  --------     --------      ----------   ----------
    Total operating expenses and taxes             693,207      604,639       1,994,266    1,662,595
                                                  --------     --------      ----------   ----------


OPERATING INCOME                                   122,488      129,267         349,244      382,932


OTHER INCOME                                        18,695       16,423          48,881       40,227
                                                  --------     --------      ----------   ----------

INCOME BEFORE NET INTEREST CHARGES                 141,183      145,690         398,125      423,159
                                                  --------     --------      ----------   ----------


NET INTEREST CHARGES:
  Interest on long-term debt                        36,978       42,208         115,892      126,803
  Allowance for borrowed funds used during
    construction and capitalized interest             (573)      (2,324)         (1,879)      (6,391)
  Other interest expense                             4,963        7,911          17,681       22,971
  Subsidiaries' preferred stock dividend
    requirements                                     3,626        3,626          10,878       10,878
                                                  --------     --------      ----------   ----------
    Net interest charges                            44,994       51,421         142,572      154,261
                                                  --------     --------      ----------   ----------


NET INCOME                                          96,189       94,269         255,553      268,898


PREFERRED STOCK DIVIDEND REQUIREMENTS                2,702        2,807           8,106        8,423
                                                  --------     --------      ----------   ----------


EARNINGS ON COMMON STOCK                          $ 93,487     $ 91,462      $  247,447   $  260,475
                                                  ========     ========      ==========   ==========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                                                      19


                                         OHIO EDISON COMPANY

                                     CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                       September 30,       December 31,
                                                           2001                2000
                                                       -------------       -------------
                                                                 (In thousands)
               ASSETS
               ------

UTILITY PLANT:
  In service                                            $4,981,303          $4,930,844
  Less--Accumulated provision for depreciation           2,454,667           2,376,457
                                                        ----------          ----------
                                                         2,526,636           2,554,387
                                                        ----------          ----------
  Construction work in progress-
    Electric plant                                          53,544             219,623
    Nuclear fuel                                            23,619              18,898
                                                        ----------          ----------
                                                            77,163             238,521
                                                        ----------          ----------
                                                         2,603,799           2,792,908
                                                        ----------          ----------


OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                       440,545             452,128
  Letter of credit collateralization                       277,763             277,763
  Nuclear plant decommissioning trusts                     282,967             262,042
  Long-term notes receivable from associated
    companies                                              505,312             351,545
  Other                                                    307,980             305,848
                                                        ----------          ----------
                                                         1,814,567           1,649,326
                                                        ----------          ----------

CURRENT ASSETS:
  Cash and cash equivalents                                 32,253              18,269
  Receivables-
    Customers (less accumulated provisions of
      $4,587,000 and $11,777,000, respectively,
      for uncollectible accounts)                          342,845             304,719
    Associated companies                                   657,222             476,993
    Other (less accumulated provisions of
      $1,000,000 for uncollectible accounts at
      both dates)                                           37,146              34,281
  Notes receivable from associated companies               230,489               1,032
  Materials and supplies, at average cost-
    Owned                                                   58,248              80,534
    Under consignment                                       13,899              51,488
  Prepayments and other                                     61,689              76,934
                                                        ----------          ----------
                                                         1,433,791           1,044,250
                                                        ----------          ----------

DEFERRED CHARGES:
  Regulatory assets                                      2,296,638           2,498,837
  Other                                                    172,452             168,830
                                                        ----------          ----------
                                                         2,469,090           2,667,667
                                                        ----------          ----------
                                                        $8,321,247          $8,154,151
                                                        ==========          ==========

                                                      20

                                          OHIO EDISON COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                        September 30,       December 31,
                                                           2001                2000
                                                       -------------       -------------
                                                                 (In thousands)
         CAPITALIZATION AND LIABILITIES
         ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
      175,000,000 shares -
      100 shares outstanding                            $2,098,729          $2,098,729
    Accumulated other comprehensive income                   4,552                  --
    Retained earnings                                      568,444             458,263
                                                        ----------          ----------
        Total common stockholder's equity                2,671,725           2,556,992
  Preferred stock not subject to mandatory redemption      160,965             160,965
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                     39,105              39,105
    Subject to mandatory redemption                         15,000              15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                120,000             120,000
  Long-term debt                                         1,848,935           2,000,622
                                                        ----------          ----------
                                                         4,855,730           4,892,684
                                                        ----------          ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred
    stock                                                  503,870             311,358
  Short-term borrowings-
    Associated companies                                    32,717              19,131
    Other                                                  347,614             296,301
  Accounts payable-
    Associated companies                                   123,282             123,859
    Other                                                    3,337              60,332
  Accrued taxes                                            281,732             232,225
  Other                                                    140,006             109,394
                                                        ----------          ----------
                                                         1,432,558           1,152,600
                                                        ----------          ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                      1,205,534           1,298,845
  Accumulated deferred investment tax credits              101,912             110,064
  Nuclear plant decommissioning costs                      282,129             261,204
  Other postretirement benefits                            164,596             160,719
  Other                                                    278,788             278,035
                                                        ----------          ----------
                                                         2,032,959           2,108,867
                                                        ----------          ----------

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)      ----------          ----------
                                                        $8,321,247          $8,154,151
                                                        ==========          ==========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.



                                            OHIO EDISON COMPANY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     ------------------------
                                                    2001         2000           2001         2000
                                                 ----------   ----------     ----------   ----------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 96,189    $  94,269      $ 255,553    $ 268,898
  Adjustments to reconcile net income to
    net cash from operating activities-
      Provision for depreciation and
        amortization                               104,302      193,711        325,463      444,445
      Nuclear fuel and lease amortization           10,125       15,205         33,802       40,902
      Deferred income taxes, net                    (9,182)     (44,589)       (51,744)     (82,277)
      Investment tax credits, net                   (3,331)      (9,431)       (10,025)     (19,004)
      Receivables                                  (26,425)    (181,935)      (221,220)    (220,549)
      Materials and supplies                         5,815       (5,827)        59,875        4,132
      Accounts payable                              (4,888)     (54,593)       (57,572)      18,131
      Other                                         80,023      104,842         51,607       91,223
                                                  --------    ---------      ---------    ---------
        Net cash provided from operating
          activities                               252,628      111,652        385,739      545,901
                                                  --------    ---------      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                   6,619        6,864        256,161      199,116
    Short-term borrowings, net                      80,346        7,012         64,899           --
  Redemptions and Repayments-
    Preferred stock                                  5,000        5,000          5,000        5,000
    Long-term debt                                 178,039      237,993        215,749      554,392
    Short-term borrowings, net                          --           --             --       42,539
  Dividend Payments-
    Common stock                                   100,000       55,700        137,300      164,900
    Preferred stock                                  2,668        2,946          8,072        8,543
                                                  --------    ---------      ---------    ---------
        Net cash used for financing activities     198,742      287,763         45,061      576,258
                                                  --------    ---------      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                49,908       57,121         90,914      190,306
  Loans to associated companies                     71,900      182,997        383,729      207,231
  Loan payments from associated companies               --           --           (506)          --
  Sale of assets to associated companies                --     (387,675)      (154,596)    (387,675)
  Other                                             13,199       20,040          7,153       28,374
                                                  --------    ---------      ---------    ---------
        Net cash used for (provided from)
          investing activities                     135,007     (127,517)       326,694       38,236
                                                  --------    ---------      ---------    ---------

Net increase (decrease) in cash and cash
  equivalents                                      (81,121)     (48,594)        13,984      (68,593)
Cash and cash equivalents at beginning of
  period                                           113,374       67,176         18,269       87,175
                                                  --------    ---------      ---------    ---------
Cash and cash equivalents at end of period        $ 32,253    $  18,582      $  32,253    $  18,582
                                                  ========    =========      =========    =========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

                                                      22

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of September 30, 2001, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio,
  November 12, 2001.

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

          As a result of the transition plan, FirstEnergy's electric utility operating companies (EUOC) entered into power supply agreements whereby FES purchases all of the EUOC nuclear generation, as well as generation from leased fossil generating facilities. FGCO, a wholly owned subsidiary of FES, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FES to enable them to meet their PLR responsibilities in their respective service areas. OE continues to provide power directly to wholesale customers under previously negotiated contracts as well as to alternative energy suppliers as part of OE's market support generation of 560 megawatts (526 megawatts committed as of September 30, 2001).

          The effect on the OE Companies' reported results of operations during the third quarter and first nine months of 2001 from FirstEnergy's corporate separation plan and the OE Companies' sale of transmission assets to ATSI in September 2000, are summarized in the following tables:


                                  Three Months Ended September 30, 2001
                                  -------------------------------------
Income Statement Effects          Corporate
------------------------          Separation        ATSI        Total
  Increase (Decrease)             ----------        ----        -----
                                              (in millions)
Operating Revenues:
  Power supply agreement with
    FES                           $ 82.7         $  --          $ 82.7
  Generating units rent             44.7            --            44.7
  Ground lease with ATSI              --           0.7             0.7
                                  ------         -----          ------

  Total Operating Revenues
    Effect                        $127.4         $ 0.7          $128.1
                                  ======         =====          ======
Operating Expenses and Taxes:
  Fossil fuel costs               $(63.8)(a)     $  --          $(63.8)
  Purchased power costs            266.3 (b)        --           266.3
  Other operating costs            (51.9)(a)       9.6 (d)       (42.3)
  Provision for depreciation
    and amortization                  --          (2.4)(e)        (2.4)
  General taxes                     (1.2)(c)      (3.8)(e)        (5.0)
                                  ------         -----          ------
  Total Operating Expenses
    Effect                        $149.4         $ 3.4          $152.8
                                  ======         =====          ======
Other Income                      $   --         $ 2.7 (f)      $  4.0
                                  ======         =====          ======

                                  24

                                  Nine Months Ended September 30, 2001
                                  -------------------------------------
Income Statement Effects          Corporate
------------------------          Separation        ATSI        Total
  Increase (Decrease)             ----------        ----        -----
                                              (in millions)
Operating Revenues:
  Power supply agreement with
    FES                            $ 260.2       $   --         $ 260.2
  Generating units rent              134.1           --           134.1
  Ground lease with ATSI                --          6.7             6.7
                                   -------       ------         -------
  Total Operating Revenues
    Effect                         $ 394.3       $  6.7         $ 401.0
                                   =======       ======         =======
Operating Expenses and Taxes:
  Fossil fuel costs                $(194.2)(a)   $   --         $(194.2)
  Purchased power costs              799.3 (b)       --           799.3
  Other operating costs             (114.5)(a)     49.6 (d)       (64.9)
  Provision for depreciation
    and amortization                    --        (11.0)(e)       (11.0)
  General taxes                       (3.6)(c)    (11.4)(e)       (15.0)
                                   -------       ------         -------
  Total Operating Expenses
    Effect                         $ 487.0       $ 27.2         $ 514.2
                                   =======       ======         =======
Other Income                       $    --       $ 10.7 (f)     $  10.7
                                   =======       ======         =======


(a)  Transfer of fossil operations to FGCO.
(b)  Purchased power from power supply agreement (PSA).
(c)  Payroll taxes related to employees transferred to FGCO.
(d)  Transmission services received from ATSI.
(e) Depreciation and property taxes related to transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.



Results of Operations
---------------------

          Excluding the effects shown in the tables above, operating revenues decreased by $46.3 million or 6.3% in the third quarter and by $103.0 million or 5.0% in the first nine months of 2001, compared to the same periods of 2000. The OE Companies' electric sales to retail customers decreased by $16.1 million in the third quarter and by $49.4 million in the first nine months of 2001, compared to the same periods of 2000 primarily due to lower sales of electric generation reflecting the effects of customer choice in Ohio. Sales of electric generation provided by other suppliers in the OE Companies' service area increased to 16.4% and 11.3% of total energy delivered in the third quarter and first nine months of 2001, respectively, compared to 0.7% and 1.5% in the corresponding periods of 2000. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for residential customers also contributed to the lower electric sales revenues. The lower residential rate reduced electric sales revenues by approximately $8.7 million in the third quarter and by $20.0 million in the first nine months of 2001. Electric sale revenues in the third quarter and year-to-date periods were also reduced, compared to the corresponding periods of 2000, by the absence of revenues associated with the low-income payment plan now administered by the Ohio Department of Development. Revenues from kilowatt-hour sales to wholesale customers (excluding the PSA sales to FES) declined by $17.3 million in the third quarter and by $41.9 million in the first nine months of 2001 from the same periods last year. Transmission revenues also declined in the third quarter and first nine months of 2001, compared to the same periods of 2000 but were offset in part by additional ATSI ground lease revenues.

          Kilowatt-hour deliveries to franchise customers increased by 3.0% in the third quarter of 2001 and by 0.9% in the first nine months of 2001 compared to the same periods of 2000 primarily due to warmer than normal weather in the third quarter of 2001 after an unusually mild period of weather in the third quarter of 2000. The warmer weather's effect on air-conditioning load contributed to a 12.3% increase in third quarter kilowatt-hour deliveries to residential customers compared to the same quarter last year, accounting for most of the 6.6% year-to-date increase in residential sales compared to the same period last year. Reduced deliveries to industrial and commercial customers in both the third quarter and first nine months of 2001, compared to the same periods of 2000, reflects a softening in the national economy which has affected the OE Companies' service area economy.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $88.6 million in the third quarter and by $331.7 million in the first nine months of 2001, compared to the same periods of 2000, due to the effects shown in the preceding tables. Excluding these effects on operating expenses, fuel expense declined by $4.4 million in the third quarter and by $4.1 million in the first nine months of 2001, from the same periods last year. The decrease in fuel expense resulted from reduced nuclear generation in the third quarter of 2001 resulting from the timing of this year's refueling outage, which began earlier in the third quarter of 2001 than last year's refueling outage, and included a larger ownership share of capacity, as well as several unplanned outages at the Perry Plant. Purchased power costs decreased by $17.3 million in the third quarter and by $50.9 million in the first nine months of 2001, compared to the same periods last year, reflecting principally all of the OE Companies' power requirements now being provided under the PSA (in the preceding tables) rather than from alternative sources.

          Nuclear operating costs increased by $34.4 million in the third quarter and by $19.0 million in the first nine months of 2001, compared to the corresponding periods of 2000. The increased costs resulted from the OE Companies' larger ownership share of refueling outage costs at Beaver Valley Unit 1 (100% owned) in the third quarter of 2001 compared to Beaver Valley Unit 2 (55.62% owned) in the same period of 2000. Also, the 2001 refueling outage began earlier than last year resulting in 21 additional days falling within the third quarter. Other operating expenses increased by $17.9 million in the third quarter and by $5.5 million in the first nine months of 2001, compared to the same periods of 2000. These increases resulted principally from the absence in 2001 of gains from the sale of emission allowances recognized in 2000, partially offset by reductions in low-income payment plan customer costs and lower storm damage costs.

          Excluding the effects shown in the preceding tables, charges for depreciation and amortization decreased by $87.0 million in the third quarter and by $108.0 million in the first nine months of 2001 from the same periods last year. Lower incremental transition cost amortization under OE's transition plan compared to the accelerated cost recovery in connection with OE's prior regulatory plan and new deferrals for shopping incentives were the principal factors accounting for this decrease.

          General taxes decreased by $13.1 million in the third quarter and by $59.5 million in the first nine months of 2001, compared to the same periods of 2000, primarily due to reduced property taxes and other state tax changes in connection with the Ohio electric industry restructuring. Also contributing to these reductions were the effects shown in the preceding tables and a one-time benefit of $15 million in the second quarter of 2001 as a result of successfully resolving certain pending tax issues.

Net Interest Charges

          Net interest charges continued to trend lower, decreasing by $6.4 million in the third quarter and by $11.7 million in the first nine months of 2001, compared to the same periods in 2000, primarily due to prior debt redemption and refinancing activities. During the first nine months of 2001, debt redemption and refinancing activities totaled $15.0 million and $102.4 million, respectively, and will result in annualized savings of $3.7 million. As a result of initiating transfers of generation assets and related construction projects, including the West Lorain turbines, to FGCO under corporate separation, capitalized interest was reduced by approximately $2.3 million, with offsetting increases to other income from the interest income on the related notes receivable.

Capital Resources and Liquidity
------------------------------

           The OE Companies have continuing cash requirements for planned capital expenditures and maturing debt. During the last quarter of 2001, capital requirements for property additions and capital leases are expected to be about $46 million, including $14 million for nuclear fuel. The OE Companies also have sinking fund requirements for preferred stock and maturing long-term debt of $5.3 million during the remainder of 2001. These requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of September 30, 2001, the OE Companies had about $262.7 million of cash and temporary investments and $380.3 million of short-term indebtedness. Their available borrowing capability included $150.0 million from unused revolving lines of credit and up to $2 million from bank facilities on a short-term basis at the banks' discretion. As of September 30, 2001, the OE Companies had the capability to issue up to $1.3 billion of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage tests contained in the OE Companies' charters, $2.0 billion of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the third quarter of 2001.

          Following approval of the merger of FirstEnergy and GPU by the NJBPU on September 26, 2001, Standard & Poor's upgraded the OE Companies' corporate credit ratings from BB+ to BBB, OE's senior secured debt rating from BBB- to BBB and Penn's senior secured debt rating from BB+ to BBB. Ratings of junior securities were also upgraded to conform to typical rating relationships. The improved credit ratings should lower the cost of future borrowings.

                          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                              CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     -----------------------
                                                    2001         2000           2001         2000
                                                 ----------   ----------     ----------   ----------
                                                                   (In thousands)
OPERATING REVENUES                                $603,332     $525,423      $1,618,515   $1,419,715
                                                  --------     --------      ----------   ----------

OPERATING EXPENSES AND TAXES:
  Fuel                                              19,685       47,616          54,438      134,510
  Purchased power                                  135,156       61,554         543,251      171,320
  Nuclear operating costs                           27,236       31,578         105,865      110,016
  Other operating costs                             72,923       96,889         223,622      271,909
                                                  --------     --------      ----------   ----------
      Total operation and maintenance expenses     255,000      237,637         927,176      687,755
  Provision for depreciation and amortization       51,705       53,566         161,433      169,091
  General taxes                                     37,261       56,584         109,211      167,508
  Income taxes                                      86,087       48,254         115,381       92,254
                                                  --------     --------      ----------   ----------
      Total operating expenses and taxes           430,053      396,041       1,313,201    1,116,608
                                                  --------     --------      ----------   ----------

OPERATING INCOME                                   173,279      129,382         305,314      303,107

OTHER INCOME                                         3,991        3,849           9,549       10,134
                                                  --------     --------      ----------   ----------

INCOME BEFORE NET INTEREST CHARGES                 177,270      133,231         314,863      313,241
                                                  --------     --------      ----------   ----------

NET INTEREST CHARGES:
  Interest on long-term debt                        47,717       48,248         144,319      151,091
  Allowance for borrowed funds used
    during construction                               (594)        (404)         (1,667)      (1,476)
  Other interest expense (credit)                    1,257        1,385            (818)       1,660
                                                  --------     --------      ----------   ----------
      Net interest charges                          48,380       49,229         141,834      151,275
                                                  --------     --------      ----------   ----------

NET INCOME                                         128,890       84,002         173,029      161,966

PREFERRED STOCK DIVIDEND REQUIREMENTS                6,316        3,733          19,438       18,138
                                                  --------     --------      ----------   ----------

EARNINGS ON COMMON STOCK                          $122,574     $ 80,269      $  153,591   $  143,828
                                                  ========     ========      ==========   ==========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.

                                THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                       September 30,       December 31,
                                                           2001                2000
                                                       -------------       -------------
                                                                 (In thousands)
                  ASSETS
                  ------
UTILITY PLANT:
  In service                                             $4,054,835         $4,036,590
  Less--Accumulated provision for depreciation            1,690,596          1,624,672
                                                         ----------         ----------
                                                          2,364,239          2,411,918
                                                         ----------         ----------
  Construction work in progress-
    Electric plant                                           62,124             66,904
    Nuclear fuel                                                 42             24,145
                                                         ----------         ----------
                                                             62,166             91,049
                                                         ----------         ----------
                                                          2,426,405          2,502,967
                                                         ----------         ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                475,551            491,830
  Nuclear plant decommissioning trusts                      206,234            189,804
  Long-term notes receivable from associated companies      103,531             92,722
  Other                                                      24,589             36,084
                                                         ----------         ----------
                                                            809,905            810,440
                                                         ----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                   7,743              2,855
  Receivables-
    Customers                                                17,016             14,748
    Associated companies                                    122,955             81,090
    Other (less accumulated provisions of $1,000,000
      for uncollectible accounts at both dates)             189,298            127,639
  Notes receivable from associated companies                    504                384
  Materials and supplies, at average cost-
    Owned                                                    22,295             26,039
    Under consignment                                        27,517             38,673
  Prepayments and other                                      43,799             59,377
                                                         ----------         ----------
                                                            431,127            350,805
                                                         ----------         ----------
DEFERRED CHARGES:
  Regulatory assets                                         842,784            816,143
  Goodwill                                                1,380,197          1,408,869
  Other                                                      73,397             75,407
                                                         ----------         ----------
                                                          2,296,378          2,300,419
                                                         ----------         ----------
                                                         $5,963,815         $5,964,631
                                                         ==========         ==========


                                 THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                       September 30,       December 31,
                                                           2001                2000
                                                       -------------       -------------
                                                                 (In thousands)
       CAPITALIZATION AND LIABILITIES
       ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
      105,000,000 shares -
      79,590,689 shares outstanding                    $  931,962           $  931,962
    Retained earnings                                     113,665              132,877
                                                       ----------           ----------
        Total common stockholder's equity               1,045,627            1,064,839
  Preferred stock-
    Not subject to mandatory redemption                   238,325              238,325
    Subject to mandatory redemption                        23,673               26,105
  Long-term debt                                        2,341,858            2,634,692
                                                       ----------           ----------
                                                        3,649,483            3,963,961
                                                       ----------           ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred
    stock                                                 324,626              165,696
  Accounts payable-
    Associated companies                                   48,998              102,915
    Other                                                  13,003               54,422
  Notes payable to associated companies                   254,452               28,586
  Accrued taxes                                           227,231              178,707
  Accrued interest                                         62,128               56,142
  Other                                                    51,501               82,195
                                                       ----------           ----------
                                                          981,939              668,663
                                                       ----------           ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                       589,399              591,748
  Accumulated deferred investment tax credits              77,049               79,957
  Nuclear plant decommissioning costs                     215,428              198,997
  Pensions and other postretirement benefits              230,529              227,528
  Other                                                   219,988              233,777
                                                       ----------           ----------
                                                        1,332,393            1,332,007
                                                       ----------           ----------

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)     ----------           ----------
                                                       $5,963,815           $5,964,631
                                                       ==========           ==========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these balance sheets.

                              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     -----------------------
                                                    2001         2000           2001         2000
                                                 ----------   ----------     ----------   ----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 128,890   $  84,002      $ 173,029    $ 161,966
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and
        amortization                                 51,705      53,566        161,433      169,091
      Nuclear fuel and lease amortization             7,627      10,038         21,741       27,654
      Other amortization                             (3,111)     (2,851)       (10,783)      (9,469)
      Deferred income taxes, net                     (5,910)     (6,069)        (1,250)      (8,681)
      Investment tax credits, net                      (969)       (633)        (2,908)      (2,597)
      Receivables                                  (120,852)     (1,903)      (105,792)      40,704
      Materials and supplies                           (657)      6,217         14,900        3,111
      Accounts payable                              (49,155)    (47,940)       (95,336)     (40,005)
      Other                                         100,047      66,338          6,278       41,052
                                                  ---------   ---------      ---------    ---------
        Net cash provided from operating
          activities                                107,615     160,765        161,312      382,826
                                                  ---------   ---------      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Short-term borrowings, net                       97,280          --        225,866           --
  Redemptions and Repayments-
    Preferred stock                                   1,000       1,000         11,716       14,714
    Long-term debt                                   17,735     184,427         47,639      203,167
    Short-term borrowings, net                           --      11,061             --      100,720
  Dividend Payments-
    Common stock                                     70,100      20,000        175,900       50,000
    Preferred stock                                   6,793       7,479         20,870       23,058
                                                  ---------   ---------      ---------    ---------
        Net cash used for (provided from)
          financing activities                       (1,652)    223,967         30,259      391,659
                                                  ---------   ---------      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                 93,062      17,638        108,642       62,113
  Loans to associated companies                          --      82,583         11,117      110,283
  Loan payments from associated companies                --          --           (188)          --
  Capital trust investments                              --          --        (16,279)     (25,418)
  Sale of assets to associated companies                 --    (172,931)       (11,117)    (172,931)
  Other                                               8,700       9,525         33,990       17,335
                                                  ---------   ---------      ---------    ---------
        Net cash used for (provided from)
          investing activities                      101,762     (63,185)       126,165       (8,618)
                                                  ---------   ---------      ---------    ---------
Net increase (decrease) in cash and cash
  equivalents                                         7,505         (17)         4,888         (215)
Cash and cash equivalents at beginning
  of period                                             238         178          2,855          376
                                                  ---------   ---------      ---------    ---------
Cash and cash equivalents at end of period        $   7,743   $     161      $   7,743    $     161
                                                  =========   =========      =========    =========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these statements.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of September 30, 2001, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio,
  November 12, 2001.

               THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Corporate Separation
--------------------

          Beginning in 2001, Ohio electric customers can select their generation suppliers as a result of legislation which restructured the electric utility industry. That legislation also required unbundling the price for electricity into its component elements - including generation, transmission, distribution and transition charges. Also, Ohio utilities that offer both competitive and regulated retail electric services were required to implement a corporate separation plan approved by the PUCO -- one which provides a clear separation between regulated and competitive operations. In connection with FirstEnergy's transition plan, FirstEnergy separated its businesses into three distinct units -- a competitive services unit, a utility services unit and a corporate support services unit. CEI is included in the utility services unit which continues to deliver power to homes and businesses through its existing distribution system and maintains the PLR obligation under its rate plan.

          As a result of the transition plan, the EUOC entered into power supply agreements whereby FES purchases all of the EUOC nuclear generation, as well as generation from leased fossil generating facilities. FGCO, a wholly owned subsidiary of FES, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FES to enable them to meet their PLR responsibilities in their respective service areas. CEI continues to provide power directly to wholesale customers under negotiated contracts as well as to alternative energy suppliers as part of CEI's market support generation of 400 megawatts (383 megawatts committed as of September 30, 2001).

          The effect on CEI's reported results of operations during the third quarter and first nine months of 2001 from FirstEnergy's corporate separation plan and CEI's sale of transmission assets to ATSI in September 2000, are summarized in the following tables:


                                  Three Months Ended September 30, 2001
                                  -------------------------------------
Income Statement Effects          Corporate
------------------------          Separation        ATSI        Total
  Increase (Decrease)             ----------        ----        -----
                                              (in millions)
Operating Revenues:
  Power supply agreement
    with FES                      $ 88.1         $  --         $ 88.1
  Generating units rent             14.8            --           14.8
  Ground lease with ATSI              --           0.7            0.7
                                  ------         -----         ------

  Total Operating Revenues
    Effect                        $102.9         $ 0.7         $103.6
                                  ======         =====         ======
Operating Expenses and Taxes:
  Fossil fuel costs               $(24.4)(a)     $  --         $(24.4)
  Purchased power costs            111.3 (b)        --          111.3
  Other operating costs            (29.8)(a)       2.5 (d)      (27.3)
  Provision for depreciation
    and amortization                --            (1.3)(e)       (1.3)
  General taxes                     (0.8)(c)      (2.4)(e)       (3.2)
                                  ------         -----         ------
  Total Operating Expenses
    Effect                        $ 56.3         $(1.2)        $ 55.1
                                  ======         =====         ======
Other Income                      $   --         $ 1.5 (f)     $  1.5
                                  ======         =====         ======

                                   Nine Months Ended September 30, 2001
                                  -------------------------------------
Income Statement Effects          Corporate
------------------------          Separation        ATSI        Total
  Increase (Decrease)             ----------        ----        -----
                                              (in millions)
Operating Revenues:
  Power supply agreement
     with FES                     $241.9         $  --         $241.9
  Generating units rent             44.4            --           44.4
  Ground lease with ATSI              --           4.3            4.3
                                  ------         -----         ------

  Total Operating Revenues
    Effect                        $286.3         $ 4.3         $290.6
                                  ======         =====         ======
Operating Expenses and Taxes:
  Fossil fuel costs               $(68.3)(a)     $  --         $(68.3)
  Purchased power costs            469.9 (b)        --          469.9
  Other operating costs            (70.3)(a)      23.7 (d)      (46.6)
  Provision for depreciation
    and amortization                  --          (5.2)(e)       (5.2)
  General taxes                     (2.4)(c)      (7.0)(e)       (9.4)
                                  ------         -----         ------
  Total Operating Expenses
    Effect                        $328.9         $11.5         $340.4
                                  ======         =====         ======
Other Income                      $   --         $ 5.1 (f)     $  5.1
                                  ======         =====         ======


(a)  Transfer of fossil operations to FGCO.
(b)  Purchased power from power supply agreement (PSA).
(c)  Payroll taxes related to employees transferred to FGCO.
(d)  Transmission services received from ATSI.
(e) Depreciation and property taxes on transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.



Results of Operations
---------------------

          Excluding the effect shown in the tables above, operating revenues decreased by $25.7 million or 4.9% in the third quarter and by $91.8 million or 6.5% in the first nine months of 2001, compared to the same periods of 2000. CEI's electric sales to retail customers decreased by $1.0 million in the third quarter and by $30.2 million in the first nine months of 2001, compared with the same periods of 2000, primarily due to lower sales of electric generation reflecting the effects of customer choice in Ohio. Sales of electric generation provided by other suppliers in CEI's service area increased to 17.4% and 10.8% of total energy delivered in the third quarter and first nine months of 2001, respectively, with no energy delivered by alternative suppliers in the comparable periods of 2000. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for residential customers also contributed to the lower electric sales revenues. The lower residential rate reduced electric sales revenues by approximately $6.0 million in the third quarter and by $12.7 million in the first nine months of 2001. Electric sale revenues in the third quarter and year-to-date periods were also reduced, compared to the corresponding periods of 2000, by the absence of revenues associated with a low-income payment plan now administered by the Ohio Department of Development. Revenues from kilowatt-hour sales to wholesale customers (excluding the PSA sales to FES) declined by $20.9 million in the third quarter and by $53.3 million in the first nine months of 2001 from the same periods last year. Transmission revenues also declined in the third quarter and first nine months of 2001, compared to the same periods of 2000, but were offset in part by additional ATSI ground lease revenues.

          Kilowatt-hour deliveries to franchise customers increased by 0.5% in the third quarter of 2001 and by 0.6% in the first nine months of 2001 compared to the same periods of 2000 due to warmer than normal weather in the third quarter of 2001 after an unusually mild period of weather in the third quarter of 2000. The warmer weather's effect on air-conditioning load contributed to a 14.8% increase in third quarter kilowatt-hour deliveries to residential customers compared to the same quarter last year. The higher third quarter kilowatt-hour deliveries in 2001 accounted for all of the 4.4% year-to-date increase in residential sales compared to the same period last year. The increase in deliveries to residential customers in the third quarter of 2001 was substantially offset by a net decrease of 4.3% in sales to commercial and industrial customers that reflects a softening in the national economy which has affected CEI's service area economy. The decline in third quarter kilowatt-hour sales to commercial and industrial customers resulted in a year-to-date decline of 0.6% from the same period last year.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $34.0 million in the third quarter and by $196.6 million in the first nine months of 2001, compared to the same periods of 2000, due to the effects shown in the preceding tables. Excluding these effects on operating expenses, fuel expense declined by $3.5 million in the third quarter and by $11.8 million in the first nine months of 2001 from the same periods last year. The lower fuel expense resulted from reduced fossil and nuclear generation. Planned maintenance activities at the Mansfield Plant contributed to the reduced fossil generation while lower nuclear generation resulted from scheduled nuclear refueling outages and several unplanned outages at the Perry Plant. Purchased power costs decreased by $37.7 million in the third quarter and by $98.0 million in the first nine months of 2001, compared to the same periods last year, reflecting principally all of CEI's power requirements now being provided under the PSA (in the preceding tables) rather than from alternative sources.

          There were no planned nuclear refueling outages in the third quarter of 2001, resulting in a $4.3 million decrease in nuclear operating costs in the third quarter of 2001 from last year's third quarter. The third quarter of 2000 included the first eight days of a refueling outage at Beaver Valley Unit 2 (24.47% owned) which added outage-related costs to that period. In the first nine months of 2001 nuclear operating costs were $4.2 million lower than the same period last year due to the lower nuclear operating costs in the third quarter of 2001. Other operating costs increased by $3.3 million in the third quarter, compared to the same period of 2000. This increase resulted principally from the absence in 2001 of gains from the sale of emission allowances recognized in 2000, partially offset by reductions in low-income payment plan customer costs and decreased storm damage costs.

          Excluding the effects shown in the preceding tables, charges for depreciation and amortization were nearly unchanged in the third quarter and $2.5 million lower in the first nine months of 2001 from the same periods last year; new deferrals for shopping incentives offset incremental transition cost amortization under CEI's transition plan (see
Note 4).

          General taxes decreased by $19.3 million in the third quarter and by $58.3 million in the first nine months of 2001, compared to the same periods of 2000, primarily due to reduced property taxes and other state tax changes associated with the Ohio electric industry restructuring.

Other Income

          Excluding the effects shown in the preceding tables, other income decreased by $5.7 million in the first nine months of 2001 from the same period last year due to a reduction in interest income on investments and the absence in 2001 of supplier settlement income received in 2000.

Net Interest Charges

          Net interest charges continued to trend lower, decreasing by $849,000 in the third quarter and by $9.4 million in the first nine months of 2001, compared to the same periods in 2000, primarily due to prior debt redemptions. During the first nine months of 2001, debt redemptions totaled $41.7 million and will result in annualized savings of $3.6 million.

Capital Resources and Liquidity
-------------------------------

          CEI has continuing cash needs for planned capital expenditures and maturing debt. During the last quarter of 2001, capital requirements for property additions and capital leases are expected to be about $38 million, including $10 million for nuclear fuel. CEI also has sinking fund requirements for preferred stock and maturing long-term debt of $95.3 million during the remainder of 2001. These requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 2001, CEI had approximately $8.2 million of cash and temporary investments and $254.5 million of short-term indebtedness to associated companies. Under its first mortgage indenture, as of September 30, 2001, CEI had the capability to issue up to $568 million of additional first mortgage bonds on the basis of property additions and retired bonds. CEI has no restrictions on the issuance of preferred stock.

          Following approval of the merger of FirstEnergy and GPU by the NJBPU on September 26, 2001, Standard & Poor's upgraded CEI's credit ratings. Following a period of review and after the SEC's approval of the merger on October 29, 2001, Moody's also upgraded CEI's credit ratings. The improved credit ratings should lower the cost of future borrowings. The following table summarizes the changes:

        Credit Ratings Before and After Upgrade
        ---------------------------------------

                             Before Upgrade            After Upgrade
                             --------------            -------------
                                       Moody's                  Moody's
                        Standard     Investors      Standard  Investors
                        & Poors       Service       & Poors    Service
                        --------     ---------      --------  ---------
Corporate/Issuer          BB+           Ba1            BBB       Baa3
Senior Secured Debt       BB+           Baa3           BBB       Baa2
Preferred Stock           B+            Ba3            BB+       Ba2

                                    THE TOLEDO EDISON COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     -----------------------
                                                    2001         2000           2001         2000
                                                 ----------   ----------     ----------   ----------
                                                                   (In thousands)
OPERATING REVENUES                                $306,512     $260,803       $841,150     $713,573
                                                  --------     --------       --------     --------

OPERATING EXPENSES AND TAXES:
  Fuel                                              13,671       23,910         38,439       71,648
  Purchased power                                  137,679       11,319        312,744       46,379
  Nuclear operating costs                           36,254       39,596        121,013      130,514
  Other operating costs                             38,259       33,009        114,172      111,038
                                                  --------     --------       --------     --------
      Total operation and maintenance expenses     225,863      107,834        586,368      359,579
  Provision for depreciation and amortization       30,818       26,501         92,833       79,063
  General taxes                                     13,256       23,187         43,196       68,187
  Income taxes                                       8,951       31,082         29,440       57,052
                                                  --------     --------       --------     --------
      Total operating expenses and taxes           278,888      188,604        751,837      563,881
                                                  --------     --------       --------     --------

OPERATING INCOME                                    27,624       72,199         89,313      149,692

OTHER INCOME                                         3,896        2,005          9,862        6,890
                                                  --------     --------       --------     --------

INCOME BEFORE NET INTEREST CHARGES                  31,520       74,204         99,175      156,582
                                                  --------     --------       --------     --------

NET INTEREST CHARGES:
  Interest on long-term debt                        16,494       17,681         50,354       55,450
  Allowance for borrowed funds used
    during construction                               (285)      (1,319)        (3,548)      (5,464)
  Other interest expense (credit)                   (1,117)         196         (3,228)      (1,100)
                                                  --------     --------       --------     --------
      Net interest charges                          15,092       16,558         43,578       48,886
                                                  --------     --------       --------     --------

NET INCOME                                          16,428       57,646         55,597      107,696

PREFERRED STOCK DIVIDEND REQUIREMENTS                4,030        4,072         12,105       12,211
                                                  --------     --------       --------     --------

EARNINGS ON COMMON STOCK                          $ 12,398     $ 53,574       $ 43,492     $ 95,485
                                                  ========     ========       ========     ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

                                       THE TOLEDO EDISON COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                       September 30,       December 31,
                                                           2001                2000
                                                       -------------       -------------
                                                                 (In thousands)
                ASSETS
                ------

UTILITY PLANT:
  In service                                             $1,568,676          $1,637,616
  Less--Accumulated provision for depreciation              629,257             597,397
                                                         ----------          ----------
                                                            939,419           1,040,219
                                                         ----------          ----------
  Construction work in progress-
    Electric plant                                           35,031              73,565
    Nuclear fuel                                                 40              10,720
                                                         ----------          ----------
                                                             35,071              84,285
                                                         ----------          ----------
                                                            974,490           1,124,504
                                                         ----------          ----------

OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                262,188             279,836
  Nuclear plant decommissioning trusts                      151,120             132,442
  Long-term notes receivable from associated
    companies                                               162,391              39,084
  Other                                                       4,064               4,601
                                                         ----------          ----------
                                                            579,763             455,963
                                                         ----------          ----------

CURRENT ASSETS:
  Cash and cash equivalents                                   2,657               1,385
  Receivables-
    Customers                                                 5,808               6,618
    Associated companies                                     44,376              62,271
    Other                                                    12,871               1,572
  Notes receivable from associated companies                 37,661              32,617
  Materials and supplies, at average cost-
    Owned                                                    13,115              17,388
    Under consignment                                        16,244              21,994
  Prepayments and other                                      19,617              27,151
                                                         ----------          ----------
                                                            152,349             170,996
                                                         ----------          ----------

DEFERRED CHARGES:
  Regulatory assets                                         392,256             412,682
  Goodwill                                                  448,840             458,164
  Other                                                      27,789              29,958
                                                         ----------          ----------
                                                            868,885             900,804
                                                         ----------          ----------
                                                         $2,575,487          $2,652,267
                                                         ==========          ==========


                                       THE TOLEDO EDISON COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                       September 30,       December 31,
                                                           2001                2000
                                                       -------------       -------------
                                                                 (In thousands)
        CAPITALIZATION AND LIABILITIES
        ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized
      60,000,000 shares - 39,133,887 shares
      outstanding                                        $  195,670         $  195,670
    Other paid-in capital                                   328,559            328,559
    Retained earnings                                       110,152             81,358
                                                         ----------         ----------
        Total common stockholder's equity                   634,381            605,587
  Preferred stock not subject to mandatory
    redemption                                              210,000            210,000
  Long-term debt                                            715,000            944,193
                                                         ----------         ----------
                                                          1,559,381          1,759,780
                                                         ----------         ----------

CURRENT LIABILITIES:
  Currently payable long-term debt                          204,385             56,230
  Accounts payable-
    Associated companies                                     77,196             36,564
    Other                                                     9,021             25,070
  Notes payable to associated companies                          --             41,936
  Accrued taxes                                              62,028             57,519
  Accrued interest                                           17,820             19,946
  Other                                                      42,283             49,908
                                                         ----------         ----------
                                                            412,733            287,173
                                                         ----------         ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                         198,195            196,944
  Accumulated deferred investment tax credits                33,711             35,174
  Nuclear plant decommissioning costs                       157,461            138,784
  Pensions and other postretirement benefits                120,170            119,327
  Other                                                      93,836            115,085
                                                         ----------         ----------
                                                            603,373            605,314
                                                         ----------         ----------

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)       ----------         ----------
                                                         $2,575,487         $2,652,267
                                                         ==========         ==========



The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.


                                         THE TOLEDO EDISON COMPANY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     -----------------------
                                                    2001         2000           2001         2000
                                                 ----------   ----------     ----------   ----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 16,428     $ 57,646      $  55,597     $107,696
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and
        amortization                                30,818       26,501         92,833       79,063
      Nuclear fuel and lease amortization            5,495        6,429         15,905       17,820
      Deferred income taxes, net                    (4,966)       1,251         (1,814)       9,271
      Investment tax credits, net                     (490)        (442)        (1,463)      (1,400)
      Receivables                                    3,406       (7,939)         7,406       28,426
      Materials and supplies                          (689)         818         10,023        3,984
      Accounts payable                              29,074      (41,139)        24,583      (12,329)
      Other                                         28,391       33,832        (20,163)     (24,415)
                                                  --------     --------      ---------     --------
        Net cash provided from operating
          activities                               107,467       76,957        182,907      208,116
                                                  --------     --------      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                      --       30,467             --       96,633
  Redemptions and Repayments-
    Long-term debt                                   1,961       51,310         33,773      162,627
    Short-term borrowings, net                       7,491       39,599         41,936       21,541
  Dividend Payments-
    Common stock                                        --       10,100         14,700       44,400
    Preferred stock                                  4,030        4,072         12,103       12,211
                                                  --------     --------      ---------     --------
        Net cash used for financing activities      13,482       74,614        102,512      144,146
                                                  --------     --------      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                54,670        6,659         75,179       72,436
  Loans to associated companies                     30,017       28,236        128,351       34,185
  Capital trust investments                             57           60        (17,648)     (15,558)
  Sale of assets to associated companies                --      (73,195)      (123,438)     (73,195)
  Other                                              6,933        9,612         16,679       15,142
                                                  --------     --------      ---------     --------
        Net cash used for (provided from)
          investing activities                      91,677      (28,628)        79,123       33,010
                                                  --------     --------      ---------     --------
Net increase in cash and cash equivalents            2,308       30,971          1,272       30,960
Cash and cash equivalents at beginning of
  period                                               349          301          1,385          312
                                                  --------     --------      ---------     --------
Cash and cash equivalents at end of period        $  2,657     $ 31,272      $   2,657     $ 31,272
                                                  ========     ========      =========     ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of September 30, 2001, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio,
  November 12, 2001.

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

          As a result of the transition plan, the EUOC entered into power supply agreements whereby FES purchases all of the EUOC nuclear generation, as well as generation from leased fossil generating facilities. FGCO, a wholly owned subsidiary of FES, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FES to enable them to meet their PLR responsibilities in their respective service areas. TE continues to provide power directly to wholesale customers under previously negotiated contracts as well as to alternative energy suppliers as part of TE's market support generation of 160 megawatts (152 megawatts committed as of September 30, 2001).

          The effect on TE's reported results of operations during the third quarter and first nine months of 2001 from FirstEnergy's corporate separation plan and TE's sale of transmission assets to ATSI in September 2000, are summarized in the following tables:

                                  Three Months Ended September 30, 2001
                                  -------------------------------------
Income Statement Effects          Corporate
------------------------          Separation        ATSI        Total
  Increase (Decrease)             ----------        ----        -----
                                              (in millions)
Operating Revenues:
  Power supply agreement
    with FES                      $ 47.3         $  --         $ 47.3
  Generating units rent              3.5            --            3.5
  Ground lease with ATSI              --          (0.2)          (0.2)
                                  ------         -----         ------
  Total Operating Revenues
    Effect                        $ 50.8         $(0.2)        $ 50.6
                                  ======         =====         ======
Operating Expenses and Taxes:
  Fossil fuel costs               $ (9.1)(a)     $  --         $ (9.1)
  Purchased power costs            133.5 (b)        --          133.5
  Other operating costs            (12.4)(a)       1.4 (d)      (11.0)
  Provision for depreciation
    and amortization                  --          (0.6)(e)       (0.6)
  General taxes                     (0.5)(c)      (0.8)(e)       (1.3)
                                  ------         -----         ------
  Total Operating Expenses
    Effect                        $111.5         $  --         $111.5
                                  ======         =====         ======
Other Income                      $   --         $ 0.8  (f)    $  0.8
                                  ======         =====         ======

                                  Nine Months Ended September 30, 2001
                                  -------------------------------------
Income Statement Effects          Corporate
------------------------          Separation        ATSI        Total
  Increase (Decrease)             ----------        ----        -----
                                              (in millions)
Operating Revenues:
  Power supply agreement with
    FES                           $131.9         $  --         $131.9
  Generating units rent             10.5            --           10.5
  Ground lease with ATSI              --           0.7            0.7
                                  ------         -----         ------
  Total Operating Revenues
    Effect                        $142.4         $ 0.7         $143.1
                                  ======         =====         ======
Operating Expenses and Taxes:
  Fossil fuel costs               $(28.6)(a)     $  --         $(28.6)
  Purchased power costs            300.2 (b)        --          300.2
  Other operating costs            (21.6)(a)      13.1 (d)       (8.5)
  Provision for depreciation
    and amortization                  --          (2.4)(e)       (2.4)
  General taxes                     (1.5)(c)      (2.5)(e)       (4.0)
                                  ------         -----         ------
  Total Operating Expenses
    Effect                        $248.5         $ 8.2         $256.7
                                  ======         =====         ======
Other Income                      $   --         $ 2.3 (f)     $  2.3
                                  ======         =====         ======

(a)  Transfer of fossil operations to FGCO.
(b)  Purchased power from power supply agreement (PSA).
(c)  Payroll taxes related to employees transferred to FGCO.
(d)  Transmission services received from ATSI.
(e)  Depreciation and property taxes on transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.



Results of Operations
---------------------

          Excluding the effects shown in the tables above, operating revenues decreased by $4.9 million or 1.9% in the third quarter and $15.5 million or 2.2% in the first nine months of 2001, compared to the same periods of 2000. Revenues from kilowatt-hour sales to wholesale customers (excluding the PSA sales to FES) declined $7.6 million in the third quarter and $17.9 million in the first nine months of 2001 from the same periods last year. Transmission revenues also declined in the third quarter and first nine months of 2001, compared to the same periods of 2000, but were offset in part by additional ATSI ground lease revenues.

          TE's electric sales to retail customers increased by $10.1 million in the third quarter and by $11.1 million over the first nine months of 2001, compared to the same periods of 2000, benefiting from additional kilowatt-hour deliveries. The increase in retail electric sales occurred despite lower sales of electric generation reflecting the effects of customer choice in Ohio. Sales of electric generation provided by other suppliers in TE's service area increased to 7.6% and 4.9% of total energy delivered in the third quarter and first nine months of 2001, respectively, with no energy delivered by alternative suppliers in the comparable periods of 2000. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for residential customers also moderated the increase in electric sales revenues. This decreased electric retail sales by approximately $2.8 million in the third quarter and $6.1 million in the first nine months of 2001. The higher electric retail sales were also moderated by the absence of revenues associated with a low-income payment plan now administered by the Ohio Department of Development.

          Kilowatt-hour deliveries to franchise customers increased by 4.8% in the third quarter of 2001 and by 3.8% in the first nine months of 2001 compared to the same periods of 2000. Warmer than normal weather in the third quarter of 2001 after a mild period of weather in the third quarter of 2000 contributed to a 14.3% increase in residential kilowatt-hour deliveries in the third quarter of 2001 from the same period last year. The higher third quarter kilowatt-hour deliveries in 2001 contributed significantly to the 8.5% year-to-date increase in residential sales compared to the same period last year. Kilowatt-hour deliveries to commercial and industrial customers in TE's service area were also higher in the third quarter of 2001, increasing 1.8% from the same period last year, versus the 2.4% increase in the first nine months of 2001 from the corresponding period the previous year.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $90.3 million in the third quarter and $188.0 million in the first nine months of 2001, compared to the same periods of 2000, due to the effects shown in the preceding tables. Excluding these effects on operating expenses, fuel expense declined by $1.1 million in the third quarter and by $4.6 million in the first nine months of 2001 from the same periods last year. The lower fuel expense primarily resulted from reduced fossil generation. Planned maintenance activities at the Mansfield Plant contributed to the reduced fossil
                                  41
generation. Purchased power costs decreased by $7.1 million in the third quarter and by $33.8 million in the first nine months of 2001, compared to the corresponding periods of last year, reflecting principally all of TE's power requirements now being provided under the PSA (in the preceding tables) rather than from alternative sources. The timing of nuclear refueling outages and differing ownership percentages resulted in nuclear operating costs decreasing by $3.3 million in the third quarter and by $9.5 million in the first nine months of 2001, as compared to the same periods last year. TE's only nuclear refueling outage in 2001 occurred at the Perry Plant (19.91% owned) in the first quarter of 2001 while two refueling outages occurred in 2000 -- at the Davis Besse Plant (48.62% owned) in the second quarter and at Beaver Valley Unit 2 (19.91% owned) beginning in the third quarter. Other operating costs increased by $16.3 million in the third quarter and by $11.6 million in the first nine months of 2001, compared to the same periods of 2000. These increases resulted principally from the absence in 2001 of gains from the sale of emission allowances recognized in 2000, partially offset by reductions in low-income payment plan customer costs and decreased storm damage costs.

          Excluding the effects shown in the preceding tables, charges for depreciation and amortization increased $4.9 million in the third quarter and $16.2 million in the first nine months of 2001 from the same periods last year due to incremental transition cost amortization under TE's transition plan, partially offset by new deferrals for shopping incentives (see Note 4).

          General taxes decreased by $9.9 million in the third quarter and by $25.0 million in the first nine months of 2001, compared to the same periods of 2000, primarily due to reduced property taxes and other state tax changes associated with the Ohio electric industry restructuring.

Net Interest Charges

          Net interest charges continued to trend lower, decreasing by $1.5 million in the third quarter and by $5.3 million in the first nine months of 2001, compared to the same periods in 2000, due to prior debt redemption and refinancing activities, as well as reduced notes payable to associated companies. During the first nine months of 2001, debt redemptions totaled $21.0 million and will result in annualized savings of $2.0 million.

Capital Resources and Liquidity
-------------------------------

          TE has continuing cash needs for planned capital expenditures and maturing debt. During the last quarter of 2001, capital requirements for property additions and capital leases are expected to be about $37 million, including $8 million for nuclear fuel. TE also has maturing long-term debt of $8.4 million during the remainder of 2001. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 2001, TE had approximately $40.3 million of cash and temporary investments and no short-term indebtedness. Under its first mortgage indenture, as of September 30, 2001, TE had the capability to issue up to $394 million of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage test contained in the TE charter, $228 million of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the third quarter of 2001.

          Following approval of the merger of FirstEnergy and GPU by the NJBPU on September 26, 2001, Standard & Poor's upgraded TE's credit ratings. Following a period of review and after the SEC's approval of the merger on October 29, 2001, Moody's Investors Service also upgraded TE's credit ratings. The improved credit ratings should lower the cost of future borrowings. The following table summarizes the changes:


        Credit Ratings Before and After Upgrade
        ---------------------------------------
                             Before Upgrade            After Upgrade
                             --------------            -------------
                                       Moody's                  Moody's
                        Standard     Investors      Standard  Investors
                        & Poors       Service       & Poors    Service
                        --------     ---------      --------  ---------
Corporate/Issuer           BB+          Ba1            BBB       Baa3
Senior Secured Debt        BB+          Baa3           BBB       Baa2
Preferred Stock            B+           Ba3            BB+       Ba2

                                  PENNSYLVANIA POWER COMPANY

                                    STATEMENTS OF INCOME
                                          (Unaudited)
                                                  Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     -----------------------
                                                    2001         2000           2001         2000
                                                 ----------   ----------     ----------   ----------
                                                                   (In thousands)
OPERATING REVENUES                                $121,349     $102,761       $374,447     $280,277
                                                  --------     --------       --------     --------

OPERATING EXPENSES AND TAXES:
  Fuel                                               5,065       15,650         17,593       41,023
  Purchased power                                   34,389        2,071        113,948        7,733
  Nuclear operating costs                           47,316       21,914         86,833       88,874
  Other operating costs                             11,909        9,554         34,102       39,133
                                                  --------     --------       --------     --------
      Total operation and maintenance expenses      98,679       49,189        252,476      176,763
  Provision for depreciation and amortization       14,307       14,367         42,837       41,996
  General taxes                                      4,542        6,511         10,283       19,846
  Income taxes                                       1,218       12,898         27,375       15,623
                                                  --------     --------       --------     --------
      Total operating expenses and taxes           118,746       82,965        332,971      254,228
                                                  --------     --------       --------     --------

OPERATING INCOME                                     2,603       19,796         41,476       26,049

OTHER INCOME                                           959          421          2,581        1,265
                                                  --------     --------       --------     --------

INCOME BEFORE NET INTEREST CHARGES                   3,562       20,217         44,057       27,314
                                                  --------     --------       --------     --------

NET INTEREST CHARGES:
  Interest expense                                   4,527        5,146         13,929       15,673
  Allowance for borrowed funds used
    during construction                               (237)        (121)          (577)        (793)
                                                  --------     --------       --------     --------
      Net interest charges                           4,290        5,025         13,352       14,880
                                                  --------     --------       --------     --------

NET INCOME (LOSS)                                     (728)      15,192         30,705       12,434

PREFERRED STOCK DIVIDEND REQUIREMENTS                  926          926          2,778        2,778
                                                  --------     --------       --------     --------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK        $ (1,654)    $ 14,266       $ 27,927     $  9,656
                                                  ========     ========       ========     ========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

                                         PENNSYLVANIA POWER COMPANY

                                              BALANCE SHEETS
                                                (Unaudited)
                                                       September 30,       December 31,
                                                           2001                2000
                                                       -------------       -------------
                                                                 (In thousands)

              ASSETS
              ------

UTILITY PLANT:
  In service                                             $654,554            $636,418
  Less--Accumulated provision for depreciation            296,967             275,699
                                                         --------            --------
                                                          357,587             360,719
                                                         --------            --------
  Construction work in progress-
    Electric plant                                         16,743              20,800
    Nuclear fuel                                           15,352               2,810
                                                         --------            --------
                                                           32,095              23,610
                                                         --------            --------
                                                          389,682             384,329
                                                         --------            --------

OTHER PROPERTY AND INVESTMENTS:
  Nuclear plant decommissioning trusts                    121,697             117,453
  Long-term notes receivable from associated companies     39,378              33,581
  Other                                                    21,346              21,279
                                                         --------            --------
                                                          182,421             172,313
                                                         --------            --------

CURRENT ASSETS:
  Cash and cash equivalents                                 2,494               3,475
  Receivables-
    Customers (less accumulated provisions of
     $638,000 and $628,000, respectively, for
     uncollectible accounts)                               41,911              40,980
    Associated companies                                   24,852              40,685
    Other                                                   5,967               8,848
  Notes receivable from associated companies               58,874              41,264
  Materials and supplies, at average cost                  23,446              29,595
  Prepayments                                               6,745               2,044
                                                         --------            --------
                                                          164,289             166,891
                                                         --------            --------

DEFERRED CHARGES:
  Regulatory assets                                       221,200             260,221
  Other                                                     4,696               5,155
                                                         --------            --------
                                                          225,896             265,376
                                                         --------            --------
                                                         $962,288            $988,909
                                                         ========            ========

                                        PENNSYLVANIA POWER COMPANY

                                              BALANCE SHEETS
                                               (Unaudited)
                                                       September 30,        December 31,
                                                           2001                2000
                                                       -------------       -------------
                                                                 (In thousands)
      CAPITALIZATION AND LIABILITIES
      ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized
      6,500,000 shares - 6,290,000 shares
      outstanding                                        $188,700            $188,700
    Other paid-in capital                                    (310)               (310)
    Retained earnings                                      25,988              25,461
                                                         --------            --------
        Total common stockholder's equity                 214,378             213,851
  Preferred stock-
    Not subject to mandatory redemption                    39,105              39,105
    Subject to mandatory redemption                        15,000              15,000
  Long-term debt-
    Associated companies                                   25,669              18,135
    Other                                                 251,778             252,233
                                                         --------            --------
                                                          545,930             538,324
                                                         --------            --------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                   11,760              16,620
    Other                                                   1,025               1,036
  Accounts payable-
    Associated companies                                   45,037              42,293
    Other                                                     671              21,165
  Accrued taxes                                            29,377              19,250
  Other                                                    12,826              22,200
                                                         --------            --------
                                                          100,696             122,564
                                                         --------            --------
DEFERRED CREDITS:
  Accumulated deferred income taxes                       142,456             160,632
  Accumulated deferred investment tax credits               4,182               4,407
  Nuclear plant decommissioning costs                     122,159             117,915
  Other                                                    46,865              45,067
                                                         --------            --------
                                                          315,662             328,021
                                                         --------            --------

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)       --------            --------
                                                         $962,288            $988,909
                                                         ========            ========

The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.

                                          PENNSYLVANIA POWER COMPANY

                                           STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     -----------------------
                                                    2001         2000           2001         2000
                                                 ----------   ----------     ----------   ----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $  (728)     $ 15,192      $ 30,705      $ 12,434
Adjustments to reconcile net income (loss)
  to net cash from operating activities-
    Provision for depreciation and
      amortization                                 14,307        14,367        42,837        41,996
    Nuclear fuel and lease amortization             3,733         5,276        12,974        13,143
    Deferred income taxes, net                     (2,501)       (4,311)       (8,537)      (10,020)
    Investment tax credits, net                      (688)         (757)       (2,098)       (2,329)
    Receivables                                    16,469       (10,492)       17,783        (4,792)
    Materials and supplies                           (159)        3,680         6,149         9,389
    Accounts payable                                8,257       (14,590)      (17,750)         (810)
    Other                                           4,020         9,037        (1,227)        4,482
                                                  -------      --------      --------      --------
        Net cash provided from operating
          activities                               42,710        17,402        80,836        63,493
                                                  -------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                    239            --        32,842            --
  Redemptions and Repayments-
    Long-term debt                                 37,970        28,227        47,692        42,000
  Dividend Payments-
    Common stock                                   21,100            --        27,400            --
    Preferred stock                                   926           926         2,778         2,778
                                                  -------      --------      --------      --------
        Net cash used for financing
          activities                               59,757        29,153        45,028        44,778
                                                  -------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                7,910         4,314        21,820        22,255
  Loans to associated companies                    10,245        52,694        41,073        78,722
  Loan payment from parent                         (3,870)           --       (17,510)      (12,866)
  Sale of assets to associated companies               --       (66,529)       (6,053)      (66,529)
  Other                                               319          (754)       (2,541)        2,437
                                                  -------      --------      --------      --------
        Net cash used for (provided from)
         investing activities                      14,604       (10,275)       36,789        24,019
                                                  -------      --------      --------      --------

Net decrease in cash and cash equivalents          31,651         1,476           981         5,304
Cash and cash equivalents at beginning
  of period                                        34,145         1,842         3,475         5,670
                                                  -------      --------      --------      --------
Cash and cash equivalents at end of period        $ 2,494      $    366      $  2,494      $    366
                                                  =======      ========      ========      ========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Pennsylvania Power Company:

We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and wholly owned subsidiary of Ohio Edison Company) as of September 30, 2001, and the related statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio,
  November 12, 2001.

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

          The effect on Penn's reported results of operations during the third quarter and first nine months of 2001 from FirstEnergy's corporate separation plan and Penn's sale of transmission assets to ATSI in September 2000, are summarized in the following tables:

                                  Three Months Ended September 30, 2001
                                  -------------------------------------
Income Statement Effects          Corporate
------------------------          Separation        ATSI        Total
  Increase (Decrease)             ----------        ----        -----
                                              (in millions)
Operating Revenues:
  Power supply agreement
    with FES                      $32.5          $  --         $32.5
  Generating units rent             5.1             --           5.1
  Ground lease with ATSI             --            0.1           0.1
                                  -----          -----         -----

  Total Operating Revenues
    Effect                        $37.6          $ 0.1         $37.7
                                  =====          =====         =====

Operating Expenses and Taxes:
  Fossil fuel costs               $(8.5)(a)      $  --         $(8.5)
  Purchased power costs            33.2 (b)         --          33.2
  Other operating costs            (5.0)(a)        1.7 (d)      (3.3)
  Provision for depreciation
    and amortization                 --           (0.5)(e)      (0.5)
  General taxes                    (0.6)(c)       (0.1)(e)      (0.7)
                                  -----          -----         -----

  Total Operating Expenses
    Effect                        $19.1          $ 1.1         $20.2
                                  =====          =====         =====
Other Income                      $  --          $ 0.5 (f)     $ 0.5
                                  =====          =====         =====

                                  Nine Months Ended September 30, 2001
                                  -------------------------------------
Income Statement Effects          Corporate
------------------------          Separation        ATSI        Total
  Increase (Decrease)             ----------        ----        -----
                                              (in millions)
Operating Revenues:
  Power supply agreement
    with FES                      $112.3         $  --         $112.3
  Generating units rent             15.2            --           15.2
  Ground lease with ATSI              --           0.8            0.8
                                  ------         -----         ------

  Total Operating Revenues
    Effect                        $127.5         $ 0.8         $128.3
                                  ======         =====         ======
Operating Expenses and Taxes:
  Fossil fuel costs               $(23.5)(a)     $  --         $(23.5)
  Purchased power costs            114.8 (b)        --          114.8
  Other operating costs            (17.2)(a)       8.2 (d)       (9.0)
  Provision for depreciation
    and amortization                  --          (2.0)(e)       (2.0)
  General taxes                     (1.8)(c)      (0.2)(e)       (2.0)
                                  ------         -----         ------

  Total Operating Expenses
    Effect                        $ 72.3         $ 6.0         $ 78.3
                                  ======         =====         ======

Other Income                      $   --         $ 1.8 (f)     $  1.8
                                  ======         =====         ======


(a)  Transfer of fossil operations to FGCO.
(b)  Purchased power from the PSA.
(c)  Payroll taxes related to employees transferred to FGCO.
(d)  Transmission services received from ATSI.
(e)  Depreciation and property taxes on transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.



Results of Operations
---------------------

          Excluding the effects shown in the tables above, operating revenues decreased by $19.1 million or 18.6% in the third quarter and by $34.1 million or 12.2% in the first nine months of 2001, compared to the same periods of 2000. Revenues from kilowatt-hour sales to wholesale customers (excluding the PSA sales to FES) declined by $17.2 million in the third quarter and by $38.1 million in the first nine months of 2001 from the same periods last year. Penn's electric sales to retail customers increased by $0.9 million in the third quarter and by $6.0 million in the first nine months of 2001, compared to the same periods of 2000 due to the return of customers previously served by alternative generation suppliers, which resulted in increased electric generation revenues.

          Kilowatt-hours delivered to franchise customers through Penn's distribution system were 2.0% lower in the third quarter of 2001, compared to the same period of 2000, resulting from a 5.7% decrease in deliveries to commercial and industrial customers that reflects a softening in the national economy which has affected Penn's service area economy. Kilowatt-hour deliveries to residential customers increased 6.0% due to more normal weather in the third quarter of 2001 after an unusually mild period of weather in the third quarter of 2000. The higher third quarter kilowatt-hour deliveries to residential customers in 2001 contributed to the 5.1% year-to-date increase in residential sales compared to the same period last year. The decline in third quarter kilowatt-hour sales to commercial and industrial customers accounted for all of the 0.8% decline in kilowatt-hour sales to those business customers in the first nine months of 2001 from the same period last year.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $35.8 million in the third quarter and by $78.7 million in the first nine months of 2001, compared to the same periods of 2000, due in part to the effects shown in the preceding tables. Excluding these effects on operating expenses, fuel expense decreased $2.1 million in the third quarter and remained relatively unchanged for the first nine months of 2001, compared to the same periods last year. The lower third quarter fuel expense resulted from the timing of this year's nuclear refueling outage and a larger ownership share of capacity in the outage. Purchased power costs were unchanged in the third quarter and decreased by $8.6 million in the first nine months of 2001, compared to the same periods of last year, reflecting principally all of Penn's power requirements now being provided under the PSA (in the preceding tables) rather than alternative sources.

          Nuclear operating costs increased by $25.4 million in the third quarter of 2001 compared to the same quarter last year. The increased costs primarily resulted from Penn's larger ownership share (65.00%) of a scheduled Beaver Valley Unit 1 refueling outage in the third quarter of 2001 compared to its 13.74% ownership share in the Beaver Valley Unit 2 refueling outage in the same period last year. Also, the 2001 refueling outage began earlier than last year's resulting in 21 additional outage days falling within the third quarter. Over the first nine months of 2001 nuclear operating costs decreased by $2.0 million compared to the same period last year. Other operating expenses increased by $5.7 million in the third quarter and by $4.0 million in the first nine months of 2001 from the corresponding periods in 2000 due to the absence in 2001 of gains from the sale of emission allowances recognized in 2000 which were partially offset by lower storm damage costs.

          Excluding the effects shown in the preceding tables, charges for depreciation and amortization increased by $2.8 million in the first nine months of 2001 from the same period last year. The increase primarily resulted from the absence this year of an adjustment made to decommissioning costs in the second quarter of 2000.

          General taxes decreased by $2.0 million in the third quarter and by $9.6 million in the first nine months of 2001, compared to the same periods of 2000, primarily due to reduced property taxes associated with the Ohio electric industry restructuring and a one-time benefit of $3 million in the second quarter of 2001 resulting from successfully resolving certain pending tax issues.

Net Interest Charges

          Net interest charges continued to trend lower, decreasing by $735,000 in the third quarter and by $1.5 million in the first nine months of 2001, compared to the same periods in 2000, due to prior debt redemption and refinancing activities. During the first nine months of 2001, debt refinancing totaled $32.9 million and will result in annualized savings of $777,000.

Capital Resources and Liquidity
-------------------------------

          Penn has continuing cash requirements for planned capital expenditures and maturing debt. During the last quarter of 2001, capital requirements for property additions and capital leases are expected to be about $16 million, including $6 million for nuclear fuel. Penn also has maturing long-term debt of $487,000 during the remainder of 2001. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of September 30, 2001, Penn had about $61.4 million of cash and temporary investments and no short-term indebtedness. Also, Penn had $2.0 million available from an unused bank facility as of September 30, 2001, which may be borrowed for up to several days at the bank's discretion. Under its first mortgage indenture, as of September 30, 2001, Penn had the capability to issue up to $291 million of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage test contained in Penn's charter, $189 million of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the third quarter of 2001.

          Following approval of the merger of FirstEnergy and GPU by the NJBPU on September 26, 2001, Standard & Poor's upgraded Penn's corporate credit rating and senior secured debt rating from BB+ to BBB. Ratings of junior securities were also upgraded to conform to typical rating relationships. The improved credit ratings should lower the cost of future borrowings.

GPU Business Combination Settlement Agreement
---------------------------------------------

          Upon consummation of the FirstEnergy and GPU merger, the PPUC-approved settlement agreement became effective, including a provision extending Penn's current distribution rates to December 31, 2007. In July 2001, several parties appealed the PPUC's decision to the Pennsylvania Commonwealth Court which heard argument on the appeal on November 7, 2001.

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

         (b)  Reports on Form 8-K

         FirstEnergy
         -----------

         Three reports on Form 8-K were filed since June 30, 2001. A report dated October 18, 2001 reported that UtiliCorp United had made an offer to FirstEnergy Corp. to purchase a GPU, Inc. foreign subsidiary pending completion of FirstEnergy's merger with GPU. A report dated October 30, 2001 reported that the Securities and Exchange Commission approved the merger of FirstEnergy and GPU. A report dated November 7, 2001 reported that the merger of FirstEnergy and GPU was effective November 7, 2001.

         OE, CEI, TE and Penn
         --------------------

             None

                               SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 13, 2001






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

                                   OHIO EDISON COMPANY
                                   -------------------
                                       Registrant

                                 THE CLEVELAND ELECTRIC
                                 ----------------------
                                  ILLUMINATING COMPANY
                                  --------------------
                                       Registrant

                                THE TOLEDO EDISON COMPANY
                                -------------------------
                                       Registrant

                                PENNSYLVANIA POWER COMPANY
                                --------------------------
                                       Registrant



                                 /s/  Harvey L. Wagner
                             ----------------------------------
                                      Harvey L. Wagner
                                Vice President and Controller
                                Principal Accounting Officer